Form 10-Q
period 2012-08-31
PRONTO CORP.
filed 2012-10-22
CIK 1542013

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-180954

PRONTO CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7521 (Primary Standard Industrial Classification Number)	68-0682410 (IRS Employer Identification Number)

Pronto Corp.

909 Bay Street, Suite 812

Toronto, Ontario, Canada M5S 3G2

 (514) 513-7579
(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 19, 2012
Common Stock, $0.001	3,450,000

2 | Page

PRONTO CORP.

Form 10-Q

3 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	AUGUST 31, 2012	FEBRUARY 29, 2012
ASSETS	(unaudited)
Current Assets
Cash	$9,671	$2,700
Total current assets	9,671	2,700
Total assets	$9,671	$2,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Advance from related party	$9,500	$500
Total current liabilities	9,500	500
Total liabilities	9,500	500
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,060,000 shares issued and outstanding
(2,600,000 shares issued and outstanding as at February 29, 2012)	3,060	2,600
Additional paid-in-capital	13,340	-
Subscriptions receivable	(3,900)	-
Deficit accumulated during the development stage	(12,329)	(400)
Total stockholders’ equity	171	2,200
Total liabilities and stockholders’ equity	$9,671	$2,700

The accompanying notes are an integral part of these condensed financial statements.

4 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended AUGUST 31, 2012	Six months ended AUGUST 31, 2012	From Inception (DECEMBER 22, 2011) to AUGUST 31, 2012
Revenues	$-	$ -	-
Expenses
General and administrative expenses	321	5,429	5,829
Professional fees	1,000	6,500	6,500
Net loss from operations	(1,321)	(11,929)	(12,329)
Net loss	$(1,321)	$ (11,929)	$ (12,329)
Loss per common share – basic and diluted	0.00	0.00
Weighted average number of common shares outstanding-basic and diluted	2,608,044	2,604,022

The accompanying notes are an integral part of these condensed financial statements.

5 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended AUGUST 31, 2012	From Inception (DECEMBER 22, 2011) to AUGUST 31, 2012
Operating Activities
Net loss	$(11,929)	$(12,329)
Adjustments to reconcile net loss to net cash
from operating activities:
Expenses paid on behalf of company by related party	4,000	4,400
Net cash used in operating activities	(7,929)	(7,929)
Financing Activities
Proceeds from related party advances	5,000	5,100
Proceeds from common stock issued for cash	9,900	12,500
Net cash provided by financing activities	14,900	17,600
Net increase (decrease) in cash and equivalents	6,971	9,671
Cash and equivalents at beginning of the period	2,700	-
Cash and equivalents at end of the period	$9,671	$9,671
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-
Non-Cash Investing and Financing Activities
Subscriptions receivable	$$3,900	$$3,900

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2012 (UNAUDITED)

NOTE 1- CONDENSED STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 2012 audited financial statements.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Organization and Description of Business

Pronto Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 22, 2011 to engage in the development and operation of a business engaged in the remote parking payment service.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through August 31, 2012 the Company has not generated any revenue and has accumulated losses of $12,329.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $12,329 as of August 31, 2012 and further losses are anticipated in the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when

7 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2012 (UNAUDITED)

Going Concern (Continued)

they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At August 31, 2012 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of August 31, 2012 the company had no potential dilutive shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

8 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2012 (UNAUDITED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 from Inception (December 22, 2011) to August 31, 2012.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted February 29 fiscal year end.

Valuation of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable.  When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company’s financial instruments consist of cash and cash equivalents and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

9 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2012 (UNAUDITED)

Stock-Based Compensation

As of August 31, 2012 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  The Company has not recognized any revenue as of August 31, 2012.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments are to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

10 | Page

NOTE 3 – RELATED PARTY TRANSACTIONS

As of February 29, 2012, a director of the Company had incurred $400 in Company related expenses.  The same director also loaned $100 in cash to the Company.

For the six months ended August 31, 2012, a director paid expenses on behalf of the Company in the amount of $4,000, and loaned the Company $5,000.

As of August 31, 2012, a director of the Company had incurred $4,400 in Company related expenses.  The same director also loaned $5,100 in cash to the Company.  The $9,500 amount owed is due on demand, non-interest bearing and unsecured.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 20, 2012  the Company issued 2,600,000 shares of its common stock at $0.001 per share for total proceeds of $2,600.  In August 2012, the Company issued 460,000 shares of its common stock at $0.03 per share for total cash proceeds of $9,900 and subscriptions receivable of $3,900.  As of August 31, 2012 Company had issued 3,060,000 shares of its common stock for total cash proceeds of $12,500 and subscriptions receivable of $3,900.

NOTE 5 – SUBSEQUENT EVENTS

For the period from September 1, 2012 to October 18, 2012 the Company issued 390,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $11,700.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

11 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

PRONTO CORP. was incorporated under the laws of the State of Nevada on December 22, 2011.  Our registration statement has been filed with the Securities and Exchange Commission on April 26, 2012 and has been declared effective on August 27, 2012.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on August 27, 2012. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

CURRENT BUSINESS OPERATIONS

We just recently started our operations. Our business is the remote parking payment service. We intend to develop a service application by which individuals could pay their parking meters through an application on their mobile devices while sitting in class, at a movie theatre, at a restaurant, at a meeting, or any other places. We have not generated any revenues and our principal business activities to date consist of creating a business plan, registering a domain name for our website and entering into an Independent Contractor's Agreement on March 27, 2012 with Maxim Belov, an independent contractor who agreed to develop for us a software application for mobile devices.

 Our service will be targeted toward the general public. We believe that all people driving cars and parking them in the areas with parking meters are our potential customers. We plan to develop a remote parking software application available to download to iDevices such iPhone and iPad from the iTunes Store or our website, as well as to Android and BlackBerry devices.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on December 22, 2011 to August 31, 2012.  As of August 31, 2012, we had total assets of $9,671 and total liabilities of $9,500.  Since our inception to August 31, 2012, we have accumulated a deficit of $12,329.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended August 31, 2012 Compared to the period from Inception (December 22, 2011) to August 31, 2012

Our net loss for the six month period ended August 31, 2012 was $11,929 compared to a net loss of $12,329 during the period from inception (December 22, 2011) to August 31, 2012. During the six month period ended August 31, 2012, we  have not generated any revenues.

During the six month period ended August 31, 2012, we incurred  $5,429 in general and administrative expenses and $6,500 in professional fees compared to $5,859 in general and administrative expenses and $6,500 in professional fees incurred during the period from inception (December 22, 2011) to August 31, 2012. General and administrative and professional fee expenses incurred during the six month period ended August 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,604,022 for the six month period ended August 31, 2012.

12 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2012

As at August 31, 2012 our current assets were $9,671 compared to $2,700 in current assets at February 29, 2012. As at August 31, 2012, our current liabilities were $9,500.

Stockholders’ equity decreased from $2,200 as of February 29, 2012 to $171 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2012, net cash flows used in operating activities was $7,929. Net cash flows used in operating activities was $7,929 for the period from inception (December 22, 2011) to August 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the six month period ended August 31, 2012, cash provided by financing activities was $14,900 which was received from proceeds from issuance of common stock, APIC and advance from director. For the period from inception (December 22, 2011) to August 31, 2012, net cash provided by financing activities was $17,600 received from proceeds from issuance of common stock and advance from the director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and advances from our sole officer and director. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

13 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 29, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4 (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

14 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

15 | Page

ITEM 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRONTO CORP.
Dated: October 19, 2012	By: /s/ Svetlana Gofman
Svetlana Gofman, President and Chief Executive Officer and Chief Financial Officer

16 | Page