Form 10-Q/A
period 2012-08-31
PRONTO CORP.
filed 2013-01-16
CIK 1542013

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

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 15, 2013
Common Stock, $0.001	3,450,000

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

PRONTO CORP.
Dated: January 15, 2013	By: /s/ Svetlana Gofman
Svetlana Gofman, President and Chief Executive Officer and Chief Financial Officer

16 | Page