Form 10-Q
period 2012-11-30
PRONTO CORP.
filed 2013-01-17
CIK 1542013

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 17, 2013
Common Stock, $0.001	3,450,000

2 | Page

PRONTO CORP.

Form 10-Q

3 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	NOVEMBER 30, 2012	FEBRUARY 29, 2012
ASSETS	(unaudited)
Current Assets
Cash	$20,657	$2,700
Total current assets	20,657	2,700
Total assets	$20,657	$2,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,346	$-
Advance from related party	11,000	500
Total current liabilities	12,346	500
Total liabilities	12,346	500
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,450,000 shares issued and outstanding
(2,600,000 shares issued and outstanding as at February 29, 2012)	3,450	2,600
Additional paid-in-capital	24,650	-
Deficit accumulated during the development stage	(19,789)	(400)
Total stockholders’ equity	8,311	2,200
Total liabilities and stockholders’ equity	$20,657	$2,700

The accompanying notes are an integral part of these condensed financial statements.

4 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended NOVEMBER 30, 2012	Nine months ended NOVEMBER 30, 2012	From Inception (DECEMBER 22, 2011) to NOVEMBER 30, 2012
Revenues	$-	$ -	-
Expenses
General and administrative expenses	5,460	10,889	11,289
Professional fees	2,000	8,500	8,500
Net loss from operations	(7,460)	(19,389)	(19,789)
Net loss	$(7,460)	$ (19,389)	$ (19,789)
Loss per common share – basic and diluted	0.00	0.00
Weighted average number of common shares outstanding-basic and diluted	2,877,536	3,428,791

The accompanying notes are an integral part of these condensed financial statements.

5 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended NOVEMBER 30, 2012	From Inception (DECEMBER 22, 2011) to NOVEMBER 30, 2012
Operating Activities
Net loss	$(19,389)	$(19,789)
Accounts Payable	1,346	1,346
Adjustments to reconcile net loss to net cash
from operating activities:
Expenses paid on behalf of company by related party	4,500	4,900
Net cash used in operating activities	(13,543)	(13,543)
Financing Activities
Proceeds from related party advances	6,000	6,100
Proceeds from common stock issued for cash	25,500	28,100
Net cash provided by financing activities	31,500	34,200
Net increase (decrease) in cash and equivalents	17,957	20,657
Cash and equivalents at beginning of the period	2,700	-
Cash and equivalents at end of the period	$20,657	$20,657
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-
Non-Cash Investing and Financing Activities	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2012 (UNAUDITED)

NOTE 1- CONDENSED STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein, have been made.

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

Organization and Description of Business

Pronto Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 22, 2011 to engage in the development and operation of a business engaged in the remote parking payment service.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through November 30, 2012 the Company has not generated any revenue and has accumulated losses of $19,789.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $19,789 as of November 30, 2012 and further losses are anticipated in the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when

7 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2012 (UNAUDITED)

Going Concern (Continued)

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

The Company's bank accounts are deposited in insured institutions.  The funds are insured up to $250,000.  At November 30, 2012 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of November 30, 2012 the company had no potential dilutive shares outstanding.

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

8 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2012 (UNAUDITED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.  The Company incurred advertising expense of $0 from Inception (December 22, 2011) to November 30, 2012.

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

9 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2012 (UNAUDITED)

Stock-Based Compensation

As of November 30, 2012 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  The Company has not recognized any revenue as of November 30, 2012.

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

For the nine months ended November 30, 2012, a director paid expenses on behalf of the Company in the amount of $4,500, and loaned the Company $6,000.

As of November 30, 2012, a director of the Company had incurred $4,900 in Company related expenses.  The same director also loaned $6,100 in cash to the Company.  The $11,000 amount owed is due on demand, non-interest bearing and unsecured.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 20, 2012  the Company issued 2,600,000 shares of its common stock at $0.001 per share for total proceeds of $2,600.  For the nine months ended November 30, 2012, the Company issued 850,000 shares of its common stock at $0.03 per share for total cash proceeds of $25,500.  As of November 30, 2012 Company had issued 3,450,000 shares of its common stock for total cash proceeds of $28,100.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on December 22, 2011 to November 30, 2012.  As of November 30, 2012, we had total assets of $20,657 and total liabilities of $12,346.  Since our inception to November 30, 2012, we have accumulated a deficit of $19,789.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended November 30, 2012 Compared to the period from Inception (December 22, 2011) to November 30, 2012

Our net loss for the nine month period ended November 30, 2012 was $19,389 compared to a net loss of $19,789 during the period from inception (December 22, 2011) to November 30, 2012. During the nine month period ended November 30, 2012, we  have not generated any revenues.

During the nine month period ended November 30, 2012, we incurred  $10,889 in general and administrative expenses and $8,500 in professional fees compared to $11,289 in general and administrative expenses and $8,500 in professional fees incurred during the period from inception (December 22, 2011) to November 30, 2012. General and administrative and professional fee expenses incurred during the nine month period ended November 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,868,363 for the nine month period ended November 30, 2012.

12 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2012

As at November 30, 2012 our current assets were $20,657 compared to $2,700 in current assets at February 29, 2012. As at November 30, 2012, our current liabilities were $12,346.

Stockholders’ equity increased from $2,200 as of February 29, 2012 to $8,311 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2012, net cash flows used in operating activities was $13,543. Net cash flows used in operating activities was $13,543 for the period from inception (December 22, 2011) to November 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the nine month period ended November 30, 2012, cash provided by financing activities was $31,500 which was received from proceeds from issuance of common stock, APIC and advance from director. For the period from inception (December 22, 2011) to November 30, 2012, net cash provided by financing activities was $34,200 received from proceeds from issuance of common stock and advance from the director.

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

PRONTO CORP.
Dated: January 17, 2013	By: /s/ Svetlana Gofman
Svetlana Gofman, President and Chief Executive Officer and Chief Financial Officer

16 | Page