Form 10-K
period 2013-02-28
PRONTO CORP.
filed 2013-06-14
CIK 1542013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-180954

PRONTO CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7521 (Primary Standard Industrial Classification Number)	68-0682410 (IRS Employer Identification Number)

Pronto Corp.

909 Bay Street, Suite 812

Toronto, Ontario, Canada M5S 3G2

 (514) 513-7579

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of June 13, 2013, the registrant had 3,450,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 13, 2013.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We were incorporated in the State of Nevada on December 22, 2011.  Since incorporation, we have not made any significant purchase or sale of assets. . We just recently started our operations. Our business is the remote parking payment service. We intend to develop a service application by which individuals could pay their parking meters through an application on their mobile devices while sitting in class, at a movie theatre, at a restaurant, at a meeting, or any other places. We have not generated any revenues and our principal business activities to date consist of creating a business plan and  registering a domain name for our website.

Our Service Overview

We plan to develop and offer remote parking payment service. Now-a-days meters’ maximum time in Montreal is 2 hours, but many circumstances – planned or un-foreseen can be longer. We intend to develop a remote parking payment software application for mobile devices allowing potential customers pay their parking meters through their mobile phones ant tablets. Our service will be targeted toward the general public. We believe that all people driving cars and parking them in the areas with parking meters are our potential customers. We plan to develop a remote parking software application available to download to iDevices such iPhone and iPad from the iTunes Store or our website, as well as to Android and BlackBerry devices.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “POTO”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of June 13, 2013, the 3,450,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended February 28, 2013.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED FEBRUARY 28, 2013 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 2012.

Our net loss for the fiscal year ended February 28, 2013 was $21,097 compared to a net loss of $400 during the fiscal year ended February 29, 2012. During fiscal years ended February 28, 2013 and 2012, the Company did not generate any revenue.

During the fiscal year ended February 28, 2013, we incurred general and administrative expenses of $21,097 compared to $400 in general and administrative expenses incurred during fiscal year ended February 29, 2012.

Expenses incurred  during  fiscal year ended February 28, 2013  compared to fiscal year ended February 29, 2012  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average  number of shares  outstanding  was  3,011,780 for the fiscal year ended February 28, 2013 compared to 1,522,857 for the fiscal year ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 28, 2013

As of February 28, 2013, our current assets were $17,603 and our total liabilities were $11,000. As of February 28, 2013, current assets were comprised entirely of $17,603 in cash. As of February 28, 2013, total liabilities were comprised of $11,000 in advance from related party.

As of February 28, 2013, our total assets were $17,603 comprised entirely of current assets.  Stockholders’ equity was $6,603 as of February 28, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 28, 2013, net cash flows used in operating activities was $21,097 consisting of a net loss of $21,097. Net cash flows used in operating activities was $21,497 for the period from inception (December 22, 2011) to February 28, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either related party advances or the issuance of equity and debt instruments. For the fiscal year ended February 28, 2013 net cash provided by financing activities was $36,000, received from proceeds from issuance of common stock and proceeds from related party.  For the period from inception (December 22, 2011) to February 28, 2013, net cash provided by financing activities was $39,100 received from proceeds from issuance of common stock and  proceeds from related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 28, 2013 and February 29, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firms	F-1 - 2
Balance Sheets - February 28, 2013 and February 29, 2012	F-3
Statements of Operations – Years Ended February 28, 2013 and February 29, 2012 and from Inception (December 22, 2011) to February 28, 2013	F-4
Statement of Stockholders’ Equity - Years Ended February 28, 2013 and February 29, 2012 and from Inception (December 22, 2011) to February 28, 2013	F-5
Statements of Cash Flows - Years Ended February 28, 2013 and February 29, 2012 and from Inception (December 22, 2011) to February 28, 2013	F-6
Notes to the Financial Statements	F-7 – F-11

B BERMAN & COMPANY, P.A.
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Pronto Corp.

We have audited the accompanying balance sheet of Pronto Corp. (a development stage company) ("the Company") as of February 28, 2013, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pronto Corp. (a development stage company) as of February 28, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss $21,097 and net cash used in operations of $21,097 for the year ended February 28, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern, Management's plans in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Berman & Company, P.A.

Boca Raton, Florida
June 5, 2013

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pronto Corp.

We have audited the accompanying balance sheets of Pronto Corp. (the Company) as of February 29, 2012, and the related statements of operations, stockholders’ equity and cash flows from inception on December 22, 2011 through February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pronto Corp as of February 29, 2012, and the results of their operations and their cash flows from inception on December 22, 2011 through February 29, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had net losses of $1,900 from inception on December 22, 2011 through February 29, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 18, 2012

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	FEBRUARY 28, 2013	FEBRUARY 29, 2012
ASSETS
Current Assets
Cash	$17,603	$2,700
Total current assets	17,603	2,700
Total assets	$17,603	$2,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable – Related Party	$11,000	$500
Total current liabilities	11,000	500
Total liabilities	11,000	500
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,450,000 and 2,600,000 shares issued and outstanding, respectively	3,450	2,600
Additional paid-in-capital	24,650	-
Deficit accumulated during the development stage	(21,497)	(400)
Total stockholders’ equity	6,603	2,200
Total liabilities and stockholders’ equity	$17,603	$2,700

See accompanying notes to the financial statements

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Year ended FEBRUARY 28, 2013	From Inception (DECEMBER 22, 2011) to FEBRUARY 29, 2012	From Inception (DECEMBER 22, 2011) to FEBRUARY 28, 2013
General and administrative expenses	$21,097	$ 400	$ 21,497
Net loss	$(21,097)	$ (400)	$ (21,497)
Loss per common share – basic and diluted	(0.00)	(0.00)
Weighted average number of common shares outstanding-basic and diluted	3,011,780	1,522,857

See accompanying notes to the financial statements

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FROM DECEMBER 22, 2011 (INCEPTION) TO FEBRUARY 28, 2013
	Common Stock		Additional paid-in-capital	Deficit Accumulated during the Development	Total Stockholder’s
	Shares	Par Value		Stage	Equity
Shares sold at $0.001 per/share – related party	2,600,000	$ 2,600	$ -	$ -	$ 2,600
Net loss for the period ended February 29, 2012	-	-	-	(400)	(400)
Balance at February 29, 2012	2,600,000	2,600	-	(400)	2,200
Shares sold at $0.03 per/share	850,000	850	24,650	-	25,500
Net loss - 2013	-	-	-	(21,097)	(21,097)
Balance - February 28, 2013	3,450,000	$ 3,450	$ 24,650	$ (21,497)	$ 6,603

See accompanying notes to the financial statements

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Year ended FEBRUARY 28, 2013	From Inception (DECEMBER 22, 2011) to FEBRUARY 29, 2012	From Inception (DECEMBER 22, 2011) to FEBRUARY 28, 2013
Operating Activities
Net loss	$(21,097)	$ (400)	$ (21,497)
Net cash used in operating activities	(21,097)	(400)	(21,497)
Financing Activities
Proceeds from related party advances	10,500	500	11,000
Proceeds from common stock issued for cash	25,500	2,600	28,100
Net cash provided by financing activities	36,000	3,100	39,100
Net increase in cash	14,903	2,700	17,603
Cash - beginning of the year/period	2,700	-	-
Cash - end of the year/period	$17,603	$ 2,700	$ 17,603
Supplemental cash flow information:
Cash paid for:
Interest	$-	$ -	$ -
Taxes	$-	$ -	$ -

See accompanying notes to the financial statements

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND DEVELOPMENT STAGE COMPANY

Pronto Corp. (“the Company”) was incorporated under the laws of the State of Nevada on December 22, 2011 to engage in the development and operation of a business engaged in the remote parking payment service.

The Company’s financial statements are presented as those of a development stage company. Activities during the development stage primarily include implementing the business plan and obtaining additional equity related financing. Since inception through February 28, 2013 the Company has not generated any revenue and has accumulated losses of $21,497.

The Company’s fiscal year is February 28.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $21,000 and net cash used in operations of approximately $21,000 for the year ended February 28, 2013.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and related party advances. In addition, the Company is in the development stage and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans, which include the raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

 PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at February 28, 2013 and February 29, 2012, respectively.

Earnings Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of February 28, 2013 the company had no potential dilutive shares outstanding.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.  There were no unrecognized tax benefits for the years ended February 2013 and 2012.

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 – quoted market prices in active markets for identical assets or liabilities.

●

Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s short-term financial instruments, including cash and accounts payable – related party approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation. There were no material changes to financial position, operations or cash flows.

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

During 2012, the sole director of the Company advanced $500.  The advances were non-interest bearing, unsecured and due on demand.

During 2013, the sole director of the Company advanced $10,500. The advances were non-interest bearing, unsecured and due on demand.

NOTE 4 – STOCKHOLDERS’ EQUITY

During 2012, the Company issued 2,600,000 shares of common stock, to the sole officer and director, for $2,600 ($0.001/share).

During 2013, the Company issued 850,000 shares of its common stock to third parties for $25,500 ($0.03/share).

NOTE 5 – INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $21,000 at February 29, 2013 expiring through 2033. Utilization of these net operating losses may be limited due to potential ownership changes under the Internal Revenue Code.

Significant deferred tax assets at February 28, 2013 and February 29, 2012 are approximately as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforward	$7,000	$-
Total deferred tax assets	7,000	-
Less: valuation allowance	(7,000)	(-)
Net deferred tax assets recorded	$-	$-

The valuation allowance at February 29, 2012 was $0. The increase in valuation allowance during the year ended February 28, 2013 was approximately $7,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2013.

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

The Company has not filed its Federal or State income tax returns for the years ended February 28, 2013 and February 29, 2012. Management plans to file delinquent tax returns as soon as possible.

The income tax returns filed for the tax years from inception would be subject to examination by the relevant taxing authorities.

There was no income tax expense for the years ended February 28, 2013 and February 29, 2012 due to the Company’s net losses.

The actual tax benefit differs from the expected tax benefit for the years ended February 28, 2013 and February 29, 2012, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2013	2012
Expected tax expense (benefit) – Federal	$ (7,000)	$ ( -)
Change in valuation allowance	7,000	-
Actual tax expense (benefit)	$ -	$ -

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of February 29, 2013, the Company had net operating loss carry forwards of approximately $21,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AControls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Svetlana Gofman 909 Bay Street, Suite 812 Toronto, Ontario, Canada M5S 3G2	26	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Ms. Gofman has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on December 22, 2011. From 2007 to December 2011 she studied at Concordia University, John Molson School of Business, Montreal.

During the past ten years, Ms. Gofman has not been the subject to any of the following events:

     1.

Any bankruptcy petition filed by or against any business of which Ms. Gofman was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Gofman’s involvement in any type of business, securities or banking activities.

     4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on December 22, 2011  to February 28, 2013.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Svetlana Gofman, President and Treasurer	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 28, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 13, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Svetlana Gofman 909 Bay Street, Suite 812 Toronto, Ontario, Canada M5S 3G2	2,600,000 shares of common stock (direct)	75.36%
All officers and directors (1 person)		2,600,000 shares of common stock	75.36%

The percent of class is based on 3,450,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended February 28, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On January 20, 2012, the Company issued 2,600,000 shares of common stock, to the sole officer and director, for $2,600 ($0.001/share).

During 2013, a director of the Company advanced $10,500. The advances were non-interest bearing, unsecured and due on demand. Since Inception (December 22, 2011) to February 28, 2013, a director of the Company had incurred $4,900 in Company related expenses.  The same director also loaned $6,100 in cash to the Company.  The $11,000 amount owed is due on demand, non-interest bearing and unsecured.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended February 28, 2013, we incurred  approximately  $6,500 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

The following table shows the fees for services provided by Berman & Company, P.A. and Sadler, Gibb & Associates, L.L.C. for the years ended February 28, 2013 and February 29, 2012:

	2013	2012
Audit fees for services provided by Berman & Company, P.A.	$ 3,500	$ 0
Audit fees for services provided by Sadler, Gibb & Associates, L.L.C	$ 3,000	$ 0
Total:	$ 6,500	$ 0

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRONTO CORP.
Dated: June 13, 2013	By: /s/ Svetlana Gofman
Svetlana Gofman, President, Principal Executive and Financial and Accounting Officer