Form 10-Q
period 2013-05-31
PRONTO CORP.
filed 2013-07-17
CIK 1542013

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 16, 2013
Common Stock, $0.001	3,450,000

2 | Page

PRONTO CORP.

Form 10-Q

3 | Page

CONTENTS

Page(s)
Balance Sheets – May 31, 2013 (Unaudited) and February 28, 2013	5
Statements of Operations – Three Months Ended May 31, 2013 and 2012, and from Inception (December 22,2011) to May 31, 2013 (Unaudited)	6
Statements of Cash Flows – Three Months Ended May 31, 2013 and 2012, and from Inception (December 22,2011) to May 31, 2013 (Unaudited)	7
Notes to the Financial Statements (Unaudited)	8-11

4 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MAY 31, 2013 (Unaudited)	FEBRUARY 28, 2013
ASSETS
Current Assets
Cash	$468	$17,603
Total current assets	468	17,603
Total assets	$468	$17,603
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable – related party	$11,000	$11,000
Total current liabilities	11,000	11,000
Total liabilities	11,000	11,000
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,450,000 shares issued and outstanding	3,450	3,450
Additional paid-in-capital	24,650	24,650
Deficit accumulated during the development stage	(38,632)	(21,497)
Total stockholders’ equity (deficit)	(10,532)	6,603
Total liabilities and stockholders’ equity (deficit)	$468	$17,603

See accompanying notes to the financial statements

5 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended MAY 31, 2013	Three months ended MAY 31, 2012	From Inception (DECEMBER 22, 2011) to MAY 31, 2013
General and administrative expenses	$17,135	$ 10,608	$ 38,632
Net loss	$(17,135)	$ (10,608)	$ (38,632)
Loss per common share – basic and diluted	(0.00)	(0.00)
Weighted average number of common shares outstanding-basic and diluted	3,450,000	2,600,000

See accompanying notes to the financial statements

6 | Page

PRONTO CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended MAY 31, 2013	Three months ended MAY 31, 2012	From Inception (DECEMBER 22, 2011) to MAY 31, 2013
Operating Activities
Net loss	$(17,135)	$ (10,608)	$ (38,632)
Net cash used in operating activities	(17,135)	(10,608)	(38,632)
Financing Activities
Proceeds from related party advances	-	8,000	11,000
Proceeds from common stock issued for cash	-	-	28,100
Net cash provided by financing activities	-	8,000	39,100
Net increase (Decrease) in cash	(17,135)	(2,608)	468
Cash - beginning of the period	17,603	2,700	-
Cash - end of the period	$468	$ 92	$ 468
Supplemental cash flow information:
Cash paid for:
Interest	$-	$ -	$ -
Taxes	$-	$ -	$ -

See accompanying notes to the financial statements

7 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2013

(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND DEVELOPMENT STAGE COMPANY

Pronto Corp. (“the Company”) was incorporated under the laws of the State of Nevada on December 22, 2011.  The Company is currently inactive. See Note 5.

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

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $17,135 and net cash used in operations of $17,135 for the three months ended May 31, 2013, and a working capital deficit of $10,532 and stockholders’ deficit of $10,532 at May 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and related party advances. In addition, the Company is in the development stage and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

8 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2013

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at May 31, 2013 and February 28, 2013.

Earnings Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of May 31, 2013 and 2012 the company had no potential dilutive shares outstanding.

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

9 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2013

(Unaudited)

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

Recent Accounting Pronouncements

There are no new accounting pronouncements expected to have any impact on the Company’s financial statements.

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

Subsequent to May 31, 2013, the sole director of the Company advanced $2,300. The advances were non-interest bearing, unsecured and due on demand

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

During 2012, the Company issued 2,600,000 shares of common stock, to the sole officer and director, for $2,600 ($0.001/share).

10 | Page

PRONTO CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2013

(Unaudited)

During 2013, the Company issued 850,000 shares of its common stock to third parties for $25,500 ($0.03/share).

NOTE 5 – SUBSEQUENT EVENT

Change of Control

On June 10, 2013, the Company entered into an agreement under which the Company agreed to issue 45,000,000 shares of their unregistered common stock at $0.001 (par value) to the members of RAR Beauty, LLC, a Florida limited liability company (“RAR”) in exchange for 100% of the membership interests of RAR. Upon completion of the transaction, RAR members will own approximately 75% of the then issued and outstanding common stock of Pronto Corp. This transaction will result in a change in control.

RAR has been engaged in the natural cosmetic and skin care market selling products under the name Joey New York. Joey New York has been a leader in luxury skin care for more than two decades.  With the evolution of societies awareness and interest for healthy beauty products, Joey New York is constantly perfecting formulas that are health conscious, effective and affordable.  Joey New York’s main focus is to develop beauty products to enhance beauty, maintain youthfulness, reverse the signs of aging, and perfect imperfections all while using the purest, safest, most luxurious and exotic ingredients from nature.

The closing of the Agreement is conditioned upon certain, limited customary representations and warranties, as well as the following conditions to closing: (i) increasing the size of the Company’s board of directors to three, electing three directors designated by RAR; (ii) approving the name change to “RAR Beauty, Inc.”; (iii) the Company shall effect a full dilution of all issued and outstanding notes, convertible debentures, warrants and/or options of its common stock or cancel or cause to be cancelled all those not exercised into shares of its common stock such that at Closing there shall be a total of approximately 60,000,000 shares of common stock issued and outstanding (including the Escrowed Pronto Shares); (iv) delivery of letters of resignation of the Company’s current officers and directors to be effective at Closing, unless new officers and directors have been appointed prior to the Closing; (v) RAR shall complete and deliver to Pronto a complete audit of its financial statements, including any interim or other financial statements; and (vi) RAR will deliver to Escrow Agent the sum of $150,000 USD as part of the transaction to bring the Companies liabilities to zero, which currently consist solely of a loan from the Chief Executive Officer. In addition, the Reorganization Agreement contemplates continued financing in the amount of $3,500,000 over a period of two years to fund among other things, RAR’s operations and to meet working capital requirements.

The above are the intended plans of management assuming all conditions are met, at which time a closing is expected to occur.

11 | Page

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

PRONTO CORP. was incorporated under the laws of the State of Nevada on December 22, 2011.  Our registration statement has been filed with the Securities and Exchange Commission on April 26, 2012 and was declared effective on August 27, 2012.

Change of Control

On June 10, 2013, the Company entered into an agreement under which the Company agreed to issue 45,000,000 shares of their unregistered common stock at $0.001 (par value) to the members of RAR Beauty, LLC, a Florida limited liability company (“RAR”) in exchange for 100% of the membership interests of RAR. Upon completion of the transaction, RAR members will own approximately 75% of the then issued and outstanding common stock of Pronto Corp. This transaction will result in a change in control.

RAR has been engaged in the natural cosmetic and skin care market selling products under the name Joey New York. Joey New York has been a leader in luxury skin care for more than two decades.  With the evolution of societies awareness and interest for healthy beauty products, Joey New York is constantly perfecting formulas that are health conscious, effective and affordable.  Joey New York’s main focus is to develop beauty products to enhance beauty, maintain youthfulness, reverse the signs of aging, and perfect imperfections all while using the purest, safest, most luxurious and exotic ingredients from nature.

The closing of the Agreement is conditioned upon certain, limited customary representations and warranties, as well as the following conditions to closing: (i) increasing the size of the Company’s board of directors to three, electing three directors designated by RAR; (ii) approving the name change to “RAR Beauty, Inc.”; (iii) the Company shall effect a full dilution of all issued and outstanding notes, convertible debentures, warrants and/or options of its common stock or cancel or cause to be cancelled all those not exercised into shares of its common stock such that at Closing there shall be a total of approximately 60,000,000 shares of common stock issued and outstanding (including the Escrowed Pronto Shares); (iv) delivery of letters of resignation of the Company’s current officers and directors to be effective at Closing, unless new officers and directors have been appointed prior to the Closing; (v) RAR shall complete and deliver to Pronto a complete audit of its financial statements, including any interim or other financial statements; and (vi) RAR will deliver to Escrow Agent the sum of $150,000 USD as part of the transaction to bring the Companies liabilities to zero, which currently consist solely of a loan from the Chief Executive Officer. In addition, the Reorganization Agreement contemplates continued financing in the amount of $3,500,000 over a period of two years to fund among other things, RAR’s operations and to meet working capital requirements.

12 | Page

The above are the intended plans of management assuming all conditions are met, at which time a closing is expected to occur.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on December 22, 2011 to May 31, 2013.  As of May 31, 2013, we had total assets of $468 and total liabilities of $11,000.  Since our inception to May 31, 2013, we have accumulated a deficit of $38,632.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2013 Compared to the Three Month period ended  May 31, 2012

Our net loss for the three month period ended May 31, 2013 was $17,135 compared to a net loss of $10,608 during the three month period ended May 31, 2012. During the three month periods ended May 31, 2013 and 2012, we did not generate any revenues.

During the three month period ended May 31, 2013, we incurred  $17,135 in general and administrative expenses compared to $10,608 during the three month period ended May 31, 2012. General and administrative and professional fee expenses incurred during the three month period ended May 31, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding (basic and diluted) was 3,450,000 and 2,600,000 for the three month periods ended May 31, 2013 and 2012, respectively.

13 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2013

As at May 31, 2013 our current assets were $468 compared to $17,603 in current assets at February 28, 2013. As at May 31, 2013, our current liabilities were $11,000.

Stockholders’ deficit was $10,532 as of May 31, 2013 compared to stockholders’ equity of $6,603 as of February 28, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2013, net cash flows used in operating activities was $17,135 compared to $10,608 for the three month period ended May 31, 2012. Net cash flows used in operating activities was $38,632 for the period from inception (December 22, 2011) to May 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the three month period ended May 31, 2013, we haven’t generated any cash flow provided by financing activities compared to $8,000 for the three month period ended May 31, 2012. For the period from inception (December 22, 2011) to May 31, 2013, net cash provided by financing activities was $39,100 received from proceeds from issuance of common stock and advance from the director.

PLAN OF OPERATION AND FUNDING

On June 10, 2013, the Company entered into an agreement under which the Company agreed to issue 45,000,000 shares of their unregistered common stock at $0.001 (par value) to the members of RAR Beauty, LLC, a Florida limited liability company (“RAR”) in exchange for 100% of the membership interests of RAR. Upon completion of the transaction, RAR members will own approximately 75% of the then issued and outstanding common stock of Pronto Corp. This transaction will result in a change in control.

RAR has been engaged in the natural cosmetic and skin care market selling products under the name Joey New York. Joey New York has been a leader in luxury skin care for more than two decades.  With the evolution of societies awareness and interest for healthy beauty products, Joey New York is constantly perfecting formulas that are health conscious, effective and affordable.  Joey New York’s main focus is to develop beauty products to enhance beauty, maintain youthfulness, reverse the signs of aging, and perfect imperfections all while using the purest, safest, most luxurious and exotic ingredients from nature.

14 | Page

The closing of the Agreement is conditioned upon certain, limited customary representations and warranties, as well as the following conditions to closing: (i) increasing the size of the Company’s board of directors to three, electing three directors designated by RAR; (ii) approving the name change to “RAR Beauty, Inc.”; (iii) the Company shall effect a full dilution of all issued and outstanding notes, convertible debentures, warrants and/or options of its common stock or cancel or cause to be cancelled all those not exercised into shares of its common stock such that at Closing there shall be a total of approximately 60,000,000 shares of common stock issued and outstanding (including the Escrowed Pronto Shares); (iv) delivery of letters of resignation of the Company’s current officers and directors to be effective at Closing, unless new officers and directors have been appointed prior to the Closing; (v) RAR shall complete and deliver to Pronto a complete audit of its financial statements, including any interim or other financial statements; and (vi) RAR will deliver to Escrow Agent the sum of $150,000 USD as part of the transaction to bring the Companies liabilities to zero, which currently consist solely of a loan from the Chief Executive Officer. In addition, the Reorganization Agreement contemplates continued financing in the amount of $3,500,000 over a period of two years to fund among other things, RAR’s operations and to meet working capital requirements.

The above are the intended plans of management assuming all conditions are met, at which time a closing is expected to occur.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $17,135 and net cash used in operations of $17,135 for the three months ended May 31, 2013, and a working capital deficit of $10,532 and stockholders’ deficit of $10,532 at May 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

I

15 | Page

TEM 4 CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

16 | Page

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

PRONTO CORP.
Dated: July 16, 2013	By: /s/ Svetlana Gofman
Svetlana Gofman, President and Chief Executive Officer and Chief Financial Officer

17 | Page