Form 10-Q
period 2013-08-31
JOEY NEW YORK, INC.
filed 2013-10-18
CIK 1542013

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-180954

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
(Exact name of registrant as specified in its charter)

Nevada	7521	68-0682410
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

909 Bay Street, Suite 812
Toronto, Ontario, Canada M5S 3G2
 (514) 513-7579
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 17, 2013
Common Stock, $0.001	69,000,000

Form 10-Q

JOEY NEW YORK, INC. (Formerly known as PRONTO CORP.) (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	August 31, 2013 (Unaudited)	February 28, 2013
ASSETS
Current Assets
Cash	$299	$17,603
Total current assets	299	17,603
Total assets	$299	$17,603
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable – related party	$15,600	$11,000
Total current liabilities	15,600	11,000
Total liabilities	15,600	11,000
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 69,000,000 shares issued and outstanding	69,000	69,000
Additional paid-in-capital	(40,900)	(40,900)
Deficit accumulated during the development stage	(43,401)	(21,497)
Total stockholders’ equity (deficit)	(15,301)	6,603
Total liabilities and stockholders’ equity (deficit)	$299	$17,603

See accompanying notes to the financial statements

JOEY NEW YORK, INC. (Formerly known as PRONTO CORP.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012	From Inception (December 22, 2011) To August 31, 2013

General and administrative expense	$4,769	$1,321	$21,904	$11,929	$43,401
Net loss	$(4,769)	$(1,321)	$(21,904)	$(11,929)	$(43,401)
Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding-basic and diluted	$69,000,000	$52,169,231	$69,000,000	$52,084,153

See accompanying notes to the financial statements

JOEY NEW YORK, INC. (Formerly known as PRONTO CORP.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012	From Inception (December 22, 2011) To August 31, 2013
Operating Activities
Net loss	$(21,904)	$(11,929)	$(43,401)
Net cash used in operating activities	(21,904)	(11,929)	(43,401)
Financing Activities
Proceeds from related party advances	4,600	9,000	15,600
Proceeds from common stock issued for cash	-	9,900	28,100
Net cash provided by financing activities	4,600	18,900	43,700
Net increase (decrease) in cash	(17,304)	6,971	299
Cash - beginning of the period	17,603	2,700	-
Cash - end of the period	$299	$9,671	$299
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Subscriptions receivable	$-	$3,900	$-

See accompanying notes to the financial statements

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2013
(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND DEVELOPMENT STAGE COMPANY

Joey New York, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on December 22, 2011.  The Company is currently inactive.

The Board of Directors approved a change of its name to Joey New York, Inc. effective August 27, 2013.  The Board approved the name change in connection with the Company’s intended new business focus which is developing beauty products. The Company anticipates closing a merger with a Florida company which will allow the Company to execute its new business plan.

The Company’s financial statements are presented as those of a development stage company. Activities during the development stage primarily include implementing the business plan and obtaining additional equity related financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the years ended February 28, 2013 and February 29, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended February 29, 2013 and February 28, 2012. The interim results for the six months ended August 31, 2013 are not necessarily indicative of the results to be expected for the year ending February 28, 2014 or for any future interim periods.

The Company’s fiscal year end is February 28.

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2013
(Unaudited)
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

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $21,904 and net cash used in operations of $21,904 for the six months ended August 31, 2013, and a working capital deficit of $15,301 and stockholders’ deficit of $15,301 at August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and related party advances. In addition, the Company is in the development stage and has generated no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2013
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at August 31, 2013 and February 28, 2013.

Earnings per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of August 31, 2013 and 2012 the company had no potential dilutive shares outstanding.

On August 27, 2013, the Company executed a 20 for 1 forward stock split. All share and per share amount have been retroactively restated to the earliest period presented.

The Company also increased its authorized shares from 75,000,000 to 1,500,000,000.

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2013
(Unaudited)

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from  selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The carrying amounts of the Company’s short-term financial instruments, including cash and accounts payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

There are no new accounting pronouncements expected to have any impact on the Company’s financial statements.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation. There were no material changes to financial position, operations or cash flows.

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2013
(Unaudited)

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

During 2012, the sole director of the Company advanced $500.  The advances were non-interest bearing, unsecured and due on demand.

During 2013, the sole director of the Company advanced $15,100. The advances were non-interest bearing, unsecured and due on demand.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

During 2012, the Company issued 52,000,000 shares of common stock, to the sole officer and director, for $2,600 ($0.0001/share).

During 2013, the Company issued 17,000,000 shares of its common stock to third parties for $25,500 ($0.002/share).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Joey New York, Inc. was incorporated under the laws of the State of Nevada on December 22, 2011.  Our registration statement has been filed with the Securities and Exchange Commission on April 26, 2012 and was declared effective on August 27, 2012.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on December 22, 2011 to August 31, 2013.  As of August 31, 2013, we had total assets of $299 and total liabilities of $15,600.  Since our inception to August 31, 2013, we have accumulated a deficit of $43,401.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended August 31, 2013 Compared to the Three Month period ended August 31, 2012

Our net loss for the three month period ended August 31, 2013 was $4,769 compared to a net loss of $1,321 during the three month period ended August 31, 2012. During the three month periods ended August 31, 2013 and 2012, we did not generate any revenues.

During the three month period ended August 31, 2013, we incurred  $4,769 in general and administrative expenses compared to $1,321 during the three month period ended August 31, 2012. General and administrative and professional fee expenses incurred during the three month period ended August 31, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding (basic and diluted) was 69,000,000 and 52,169,231 for the three month periods ended August 31, 2013 and 2012, respectively.

Six Month Period Ended August 31, 2013 Compared to the Six Month period ended  August 31, 2012

Our net loss for the six month period ended August 31, 2013 was $21,904 compared to a net loss of $11,929 during the six month period ended August 31, 2012. During the six month periods ended August 31, 2013 and 2012, we did not generate any revenues.

During the six month period ended August 31, 2013, we incurred  $21,904 in general and administrative expenses compared to $11,929 during the six month period ended August 31, 2012. General and administrative and professional fee expenses incurred during the six month period ended August 31, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding (basic and diluted) was 69,000,000 and 52,084,153 for the six month periods ended August 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013

As At August 31, 2013 our current assets were $299 compared to $17,603 in current assets at February 28, 2013. As at August 31, 2013, our current liabilities were $15,600.

Stockholders’ deficit was $15,301 as of August 31, 2013 compared to stockholders’ equity of $6,603 as of February 28, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2013, net cash flows used in operating activities was $21,904 compared to $11,929 for the six month period ended August 31, 2012. Net cash flows used in operating activities was $43,401 for the period from inception (December 22, 2011) to August 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the six month period ended August 31, 2013, cash flow provided by financing activities was $4,600 compared to $18,900 for the six month period ended August 31, 2012. For the period from inception (December 22, 2011) to August 31, 2013, net cash provided by financing activities was $43,700 received from proceeds from issuance of common stock and advance from the director.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $21,904 and net cash used in operations of $21,904 for the Six months ended August 31, 2013, and a working capital deficit of $15,301 and stockholders’ deficit of $15,301 at August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4 CONTROLS AND PROCEDURES

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

Joey New York, Inc.

Dated: October 18, 2013	By: /s/ Svetlana Gofman
Svetlana Gofman, President and Chief Executive Officer and Chief Financial Officer