Form 10-Q
period 2013-11-30
JOEY NEW YORK, INC.
filed 2014-01-16
CIK 1542013

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 15, 2014
Common Stock, $0.001	69,000,000

Form 10-Q

CONTENTS

Page #

Balance Sheets – November 30, 2013 (Unaudited) and February 28, 2013	5

Statements of Operations – Three and Nine Months Ended November 30, 2013 and 2012, and from Inception (December 22, 2011) to November 30, 2013 (Unaudited)	6

Statements of Cash Flows – Nine Months Ended November 30, 2013 and 2012, and from Inception (December 22, 2011) to November 30, 2013 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

JOEY NEW YORK, INC. (Formerly known as PRONTO CORP.) (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	November 30, 2013 (Unaudited)	February 28, 2013
ASSETS
Current Assets
Cash	$168	$17,603
Total current assets	168	17,603
Total assets	$168	$17,603
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,668	$-
Accounts payable – related party	15,600	11,000
Total current liabilities	17,268	11,000
Total liabilities	17,268	11,000
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 69,000,000 shares issued and outstanding	69,000	69,000
Additional paid-in-capital	(40,900)	(40,900)
Deficit accumulated during the development stage	(45,200)	(21,497)
Total stockholders’ equity (deficit)	(17,100)	6,603
Total liabilities and stockholders’ equity (deficit)	$168	$17,603

See accompanying notes to the financial statements

JOEY NEW YORK, INC. (Formerly known as PRONTO CORP.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Nine Months Ended November 30, 2013		Nine Months Ended November 30, 2012	From Inception (December 22, 2011) To November 30, 2013

General and administrative expense	$1,799	$7,460		$23,703	$19,389	$45,200
Net loss	$(1,799)	$(7,460)	$	(23,703)	$(19,389)	$(45,200)
Loss per common share – basic and diluted	$(0.00)	$(0.00)		$(0.01)	$(0.00)
Weighted average number of common shares outstanding-basic and diluted	$69,000,000	$69,000,000		$69,000,000	$69,000,000

See accompanying notes to the financial statements

JOEY NEW YORK, INC. (Formerly known as PRONTO CORP.) (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	From Inception (December 22, 2011) To November 30, 2013
Operating Activities
Net loss	$(23,703)	$(19,389)	$(45,200)
Increase in accounts payable	1,668	1,346	1,668
Net cash used in operating activities	(22,035)	(18,043)	(43,532)
Financing Activities
Proceeds from related party advances	4,600	10,500	15,600
Proceeds from common stock issued for cash	-	25,500	28,100
Net cash provided by financing activities	4,600	36,000	43,700
Net increase (decrease) in cash	(17,435)	17,957	168
Cash - beginning of the period	17,603	2,700	-
Cash - end of the period	$168	$20,657	$168
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See accompanying notes to the financial statements

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2013
(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND DEVELOPMENT STAGE COMPANY

Joey New York, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on December 22, 2011.  The Company is currently inactive.

Effective August 27, 2013, the Board of Directors approved a name change to Joey New York, Inc.  The Company anticipates closing a merger with a Florida company, which is in the beauty products business.

The Company’s financial statements are presented as those of a development stage company. Activities during the development stage primarily include implementing the business plan and obtaining additional debt and equity related financing.

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

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for the years ended February 28, 2013 and February 29, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended February 29, 2013 and February 28, 2012. The interim results for the nine months ended November 30, 2013 are not necessarily indicative of the results to be expected for the year ending February 28, 2014 or for any future interim periods.

The Company’s fiscal year end is February 28.

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2013
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

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $23,703 and net cash used in operations of $22,035 for the nine months ended November 30, 2013, a working capital deficit of $17,100 and stockholders’ deficit of $17,100 at November 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
NOVEMBER 30, 2013
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

Earnings per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of November 30, 2013 and 2012 the company had no potential dilutive shares outstanding.

On August 27, 2013, the Company executed a 20 for 1 forward stock split. All share and per share amount have been retroactively restated to the earliest period presented. This restatement resulted in negative additional paid in capital.

The Company also increased its authorized shares from 75,000,000 to 1,500,000,000.

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2013
(Unaudited)

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

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTY

During 2012, the sole director of the Company advanced $500.  The advances are non-interest bearing, unsecured and due on demand.

During 2013, the sole director of the Company advanced $15,100. The advances are non-interest bearing, unsecured and due on demand.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

During 2012, the Company issued 52,000,000 shares of common stock, to the sole officer and director, for $2,600 ($0.0001/share).

During 2013, the Company issued 17,000,000 shares of its common stock to third parties for $25,500 ($0.002/share).

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2013
(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

On January 6, 2014, the Company received $2,000 from a third party.  The advance bears interest at 6%, is unsecured and due on demand.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on December 22, 2011 to November 30, 2013.  As of November 30, 2013, we had total assets of $168 and total liabilities of $17,268.  Since our inception to November 30, 2013, we have accumulated a deficit of $45,200.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended November 30, 2013 Compared to the Three Month period ended November 30, 2012

Our net loss for the three month period ended November 30, 2013 was $1,799 compared to a net loss of $7,460 during the three month period ended November 30, 2012. During the three month periods ended November 30, 2013 and 2012, we did not generate any revenues.

During the three month period ended November 30, 2013, we incurred  $1,799 in general and administrative expenses compared to $7,460 during the three month period ended November 30, 2012. General and administrative and professional fee expenses incurred during the three month period ended November 30, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding (basic and diluted) was 69,000,000 for the three month periods ended November 30, 2013 and 2012.

Nine Month Period Ended November 30, 2013 Compared to the Nine Month period ended  November 30, 2012

Our net loss for the nine month period ended November 30, 2013 was $23,703 compared to a net loss of $19,389 during the nine month period ended November 30, 2012. During the nine month periods ended November 30, 2013 and 2012, we did not generate any revenues.

During the nine month period ended November 30, 2013, we incurred  $23,703 in general and administrative expenses compared to $19,389 during the nine month period ended November 30, 2012. General and administrative and professional fee expenses incurred during the nine month period ended November 30, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding (basic and diluted) was 69,000,000 for the nine month periods ended November 30, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2013

As At November 30, 2013 our current assets were $168 compared to $17,603 in current assets at February 28, 2013. As at November 30, 2013, our current liabilities were $17,268.

Stockholders’ deficit was $17,100 as of November 30, 2013 compared to stockholders’ equity of $6,603 as of February 28, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2013, net cash flows used in operating activities was $22,035 compared to $18,043 for the nine month period ended November 30, 2012. Net cash flows used in operating activities was $43,532 for the period from inception (December 22, 2011) to November 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and advances from our sole director. For the nine month period ended November 30, 2013, cash flow provided by financing activities was $4,600 compared to $36,000 for the nine month period ended November 30, 2012. For the period from inception (December 22, 2011) to November 30, 2013, net cash provided by financing activities was $43,700 received from proceeds from issuance of common stock and advance from the director.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $23,703 and net cash used in operations of $22,035 for the Nine months ended November 30, 2013, and a working capital deficit of $17,100 and stockholders’ deficit of $17,100 at November 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Joey New York, Inc.

Dated: January 15, 2014	By: /s/ Svetlana Gofman
Svetlana Gofman, President and Chief Executive Officer and Chief Financial Officer