Form 10-K
period 2014-02-28
JOEY NEW YORK, INC.
filed 2014-06-13
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

333-180954
(Commission file number)

Joey New York, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	68-0682410
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Trump Tower I,  16001 Collins Ave. #3202,
 Sunny Isles Beach, Fl 33160
(305) 948-9998
 (Address and telephone number of principal executive offices)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [X]    No [   ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 31, 2013, was $25,500.
(At August 31, 2013, the registrant had 69,000,000 shares of common stock issued and outstanding, 52,000,000 shares of common stock issued and outstanding were held by a sole office/director. Market value has been computed based upon the purchase price of the common stock issued and outstanding held by non-affiliates. No active trading market had developed as of August 31, 2013.)

As of June 12, 2014, there were 69,000,000 shares of the registrant’s common stock outstanding.

Joey New York, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in our various filings with the Securities and Exchange Commission. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.  Description of Business

Explanatory Note: We have acquired RAR Beauty, LLC, a Florida Limited Liability Company (“RAR”). RAR does business as and sells its beauty and skin care products under the brand name Joey New York.  Having completed the acquisition our operations are now primarily those of RAR on a going forward basis. The following discussion includes the operations RAR as a result of the acquisition.

BUSINESS HISTORY

Joey New York, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on December 22, 2011.

On May 12, 2014, the Company acquired RAR Beauty, LLC, a Florida Limited Liability Company formed on July 13, 2009 (“RAR”). RAR does business as and sells its beauty and skin care products under the name Joey New York.

BUSINESS DESCRIPTION

Introduction
The Company through its wholly owned subsidiary, RAR Beauty, LLC doing business under the name Joey New York, distributes natural skin care and beauty products on wholesale and retail levels.

The Company’s headquarters is based in Sunny Isles Beach, Florida.   The Company seeks to increase market share and introduce its product line through multiple channel markets.  The Company faces competition from nationally recognized firms that may have greater resources of personnel, capitalization, and reputation.  The Company has therefore concentrated its efforts on product quality and performance.

Joey New York product lines include skin care treatments and beauty enhancements that are health conscious, effective and affordable.  In keeping with our beauty mission, we have utilized the water from tender young green coconuts, blended with Indian ginseng extract, into our new fast-acting QUICK RESULTS skincare collection.

Principal Products

In the early 1990’s the Joey New York brand pioneered the “instant visible results spa at home concept” and was the innovator of producing products that were deemed “the safe alternatives to painful, costly dermatological procedures”, selling beauty products to the prestige market.

Skincare expert and Founder Joey Chancis has reinvented the Joey New York brand. One of the new and recently launched collections is the quick results coconut water product. These products are designed to deliver amazing results in a healthy new way with the help of one of nature’s most healing, soothing ingredients: Young Green Tender Coconut Water.

Joey New York® formulates and develops trendsetting products that don’t currently exist and fills a void in today’s marketplace. Joey is known for creating new market niches by constantly launching innovative new products utilizing the latest skin care technology and best raw materials available on the planet. Joey New York® products are designed for at home use as topicals which are marketed to be safe, less expensive alternatives to sometimes painful dermatological procedures or spa treatments such as facial peels and fillers.

The Joey New York® product line is a curated collection of “Hero Items” that instantly address specific skin needs from blackheads to wrinkles to rosacea and beyond. These products are not meant to compete with other skin care products or brands on the market, but to complement them.

They are specifically designed to amplify any skin care regimen enhancing results dramatically. The Quick Results® collection represents the culmination of 20+ years of experience in formulation and meeting the needs of Joey’s loyal customers. All products have been created with the “health conscious”, ingredient savvy, and results-oriented consumer in mind.

THE COCONUT REVOLUTION: The Hawaiians call Coconut Water “NEOLANI” which means “Dew from the Heavens”. Through new technology, Joey New York® has formulated Coconut Water harvested from young, tender, green coconuts and integrated it with other active ingredients to develop its Quick Results® collection of skin care products.

Many Latin American women take great interest in preserving their youthful appearances and good health. A long kept daily “lifestyle” secret is their use of Coconut Water both topically and internally. Fresh Coconut Water offers unparalleled nutritional value that is rich in vitamins, minerals and protein. It provides trace amounts of Calcium, Potassium, Folic Acid, Magnesium and Zinc, as well as protein for added moisturization to the skin. Coconut Water naturally replenishes the skin with these nutrients restoring a healthy, youthful glow.

Marketing & Distribution Methods

Sales & Marketing Strategy Joey New York® will directly target certain vertical markets primarily driven by age, education and the demand for health and natural products. Positioning is determined by developing small collections as opposed to being too “SKU” intensive in one category allowing diversity of product amongst a cross-section of the consumer base. Joey fills a void in the market with items that previously were nonexistent and continually expanding a foothold in this space. Efforts focused on advertising, editorial events, and training will help Joey remain relevant and current while being an innovative visionary. Also, Joey will capitalize on retail relationships in the founder’s rolodex developed through past commercial success.

SALES AND SUPPORT RESOURCES: At present Joey Chancis is responsible for overseeing approximately 2,000 accounts in the professional and salon industry, as well as, boutique chain stores in the U.S.   Some of these stores have sold Joey’s original collection in the past. Joey also has retained freelance independent contractors that are strategically placed in key territories around the country who are always available to train, sell or provide services when needed.

SHORT-TERM MARKETING STRATEGY: Joey New York® currently has a proven collection, called Quick Results®, with a strategy of having a strong retail presence in Masstige and specialty stores in the U.S. and internationally.

Currently, Joey’s products can be found in Look boutiques, Peninsula Beauty stores, as well as, online at Urban Outfitters and dermstore.com.

In addition to the Quick Results Coconut Water collection, Joey is currently in R&D with plans to bring to market three new collections.  These collections will be proprietary brands powered by Joey New York.  It will consist of a twelve sku collection sold through the prestige markets, an eight sku collection sold through the health/wellness markets and a six sku collection for the SuperStore markets.

INTERNET MARKETING STRATEGY: Joey is beginning the process of an overhaul to enhance their website and other technology components including: Quick response (QR) codes on all packaging that will revert back to the site and with product information, tutorials and “how to” videos for quick reference.

* JNY Mobile App.
* Strong social media campaigns through Instagram, YouTube, Twitter, Facebook and LinkedIn.
* Working with a website and SEO agency to complete the initial project utilizing Magento as a platform.
* “Pay Per Click” marketing program.

Background of Industry & Market Analysis

THE GLOBAL COSMECEUTICALS INDUSTRY: The global cosmetics market was approximately $233 billion in 2012 and is expected to reach $292 billion worldwide by 2017 with a Compound Annual Growth Rate (CAGR) of 4.6%. Cosmeceuticals are capturing an ever-growing share of this market from 13% in 2012 to an expected market share of 16% in 2017 with “skin care” cosmeceuticals as the largest vertical market dominating the category with a 60% share. Despite the ongoing economic difficulties in many parts of the world, the beauty industry continues to defy the downturn. NPD, R&D and the creation of new brands in the beauty sector is outperforming many other consumer industries and the outlook from analysts is largely positive.

“The resilience of the beauty industry is clear to see,” says Mary-Ellen Field, Chairman of Brand Finance. “If you compare it to other industries it’s holding up very well. Fashion for instance, with the exception of a few retailers, is really suffering.”

The beauty industry’s ability to weather the financial storm can be attributed to a number of factors: burgeoning consumerism in developing markets is providing demand for personal care and cosmetic products; while in more mature markets spending on discretionary items such as beauty products has increased at the expense of the bigger ticket items. Luxury brands, in particular, have enjoyed a renewed uptake.

Leading business intelligence provider GBI Research states that the global cosmeceuticals market will be driven by “technological advances and consumer awareness” and will “boost commercial potential for innovative and premium-priced products” through 2018. GBI found that the global cosmeceuticals market was estimated to be worth $30.9 billion in 2011, having grown at a CAGR of 3.6% from $24.1 billion in 2004 and trending to conservatively reach $36.88 billion by 2016. In 2011, the top five European countries accounted for almost 65% of the overall cosmeceuticals market, followed by the US as the single largest market. This is mainly driven by the obsession with maintaining a youthful appearance, better results of cosmeceuticals, heavy marketing, slow economic improvement, and rising per-capita disposable income.

Cosmeceutical brand growth is further driven by expanded markets in Asia-Pacific, digital marketing and the offer of personalized customer experiences and e-commerce. Demand is driven by the emergence of the urban middle class with increased incomes, affordability and urbanization who demand efficient products and luxury brands. Anti-oxidants remain one of the most popular ingredients for skin care and are now being included in other healthcare regimens for their perceived benefits to overall health.

THE COSMECEUTICAL SKIN CARE MARKET: According to IBISWorld from 2008 to 2013, the market has experienced a CAGR of 11% and the current market size is estimated to $5 billion employing nearly 6800 people in 238 companies. Over the past 5 years, strong investment in research and development and an aging population have underpinned rapid growth, even during the recession. While growth is expected to slow slightly over the next five years as the market approaches saturation and competition heats up, higher demand from mass merchandisers and value-priced products will keep demand for the industry strong. The cosmeceutical skincare production industry is in a growth stage of its life cycle. Its contribution to the US economy – measured by its industry value added (IVA) – has far outpaced general economic growth and is expected to continue in this manner through the foreseeable future. Over the 10 years to 2018, IBISWorld anticipates IVA growth at an average annual rate of 8.1%; meanwhile, U.S. GDP is forecast to increase at an annualized 2.1%.

Industry-wide, cosmeceutical skin care is the most robust and highest growth vertical market. As with the overall cosmeceuticals industry, strong research and development investment, coupled with technological advances, not only have underpinned the industry's expansion during the recession but more importantly will drive growth through 2018.

THE ORGANIC PERSONAL CARE MARKET: According to Transparency Market Research, the global demand for organic personal care products was over $7.6 billion in 2012 is expected to reach $13.2 billion by 2018, growing at a Compound Annual Growth Rate (CAGR) of 9.6% from 2012 to 2018. More importantly, skin care products dominated the demand in the global organic personal care products market niche in 2011, with a 32.1% share, followed by hair care and cosmetics segments.

The industry is witnessing significant growth in terms of sales and technological advancements over the past few years because of increasing consumer awareness towards personal hygiene and health. Growing concern regarding skin care is particularly fuelling the robust growth across all market segments and geographies. Increasing demand for organic and natural cosmetic and toiletries products is creating new growth opportunities in this field which is encouraging the emergence of new market players in this arena.

Competitive Business Conditions and Methods of Competition

According to ranker.com, while many of the Global Beauty large-cap competitors in the beauty industry provide broad-base, SKU-intensive product lines, many of the smaller companies enjoy fierce customer loyalty amongst their brands. They state that once customers find the perfect beauty or makeup product, they tend to stick to their favorites. Because consumers have such strong brand loyalty, people are often more willing to pay a price premium for their favorites. There are also many inexpensive, quality beauty brands that are affordable for the average consumer.

Skin Care Competition: According to LiveStrong.com, a non-profit and unbiased healthy living organization, they rank the Top 10 Skin Care product lines as:

1. Proactiv: According to the Tanning Advisor website, Proactiv is the most popular acne product. Proactiv is effective at removing blemishes and fighting acne flare-ups. The Proactiv product line contains a cleanser, toner, repair treatment, moisturizer and mask.

2. Kiehl’s: Offers a complete line of cleansers, toners and moisturizers designed to work together to provide healthy skin. The Cosmetics Cop website claims that the best product to clean your face is Kiehl’s Ultra Facial Cleanser. It is free from fragrance and gentle, yet can still remove most of your makeup.

3. Sephora: Carries a variety of product lines, including their own brand of skin care and makeup. The Cosmetics Cop recommends Sephora's FACE Waterproof Eye Makeup Remover. This product has no fragrance added, and will take all your makeup off, including mascara that is waterproof.

4. Mary Kay: Offers skin care products as well as makeup that are designed to work together in an overall beauty regime. Before you apply your makeup and after you remove it, use an eye cream to help decrease the number of wrinkles around your eyes. Mary Kay's Instant Action Eye Cream will help smooth out the lines and give you a youthful, bright-eyed look. If you are pressed for time, choose Mary Kay's Timewise 3-in-1 Cleanser. You can clean, exfoliate and freshen your skin in one step. According to the Tanning Advisor website, you'll have the extra benefit of the antioxidant vitamin E.

5. Neutrogena: Offers a wide variety of cleansers, creams, lotions and self-tanners that are easily found in drugstores. The Neutrogena Norwegian Formula Hand Cream will give you soft hands without making them feel oily. Neutrogena also has self-tanning products that condition your skin as they give you a bronze glow.

6. Estee Lauder: Owns several companies with skin care lines, including Estee Lauder, Aramis, Clinique, Prescriptives, Origins, M-A-C, Aveda, Smashbox and Bobbie Brown. Each of the Estee Lauder companies' skin care lines specialize in a specific demographic. The Estee Lauder brand of skin care is designed to help keep skin youthful and glowing, with some repair creams and wrinkle reducing elixirs in the product line. Clinique offers fragrance-free products for all skin types. Presciptives has a line of skin care that works with personalized color-matching makeup.

7. Olay: Offers a complete product line designed to clean, moisturize and tone your skin. The company's Regenerist product line is formulated to repair and minimize the damage cause by aging.

8. Avon: Offers complete skin care for the mature woman under the Avon brand, and a line for younger women and teens under the Mark brand. Most Avon representatives offer testers and samples to help select the products that work for you.

9. Queen Helene: Offers a variety of skin care products, including scrubs, masks and moisturizers. If you need a deep cleaning facial mask, try the Queen Helene Mint Julep Face Mask. You can get rid of pimples and blackheads while you refresh your skin.

10. Burt’s Bees: Offers a complete line of all natural skin care products, including cleansers, toners and moisturizers. Marie Claire Magazine has the Burt's Bees Lemon Poppy Seed Facial Cleanser on their list of top six skin care products.

While there is a wide range of competitors globally, Joey New York® is once again establishing itself as unique and innovative.

Materials and Suppliers
Our materials are sourced from various suppliers, products are manufactured under contract and distributed from a central contracted facility that processes orders and ships direct for a per transaction fee.

Certain Agreements
We currently rely on the products and services of a small number of suppliers and service providers. The failure of these suppliers to perform to our standards could adversely affect the quality of our products and our ability to perform timely in delivery. We believe that the loss of any of these providers could impact our operations in the short term while the impacted operations are transitioned to a new provider.

Research and Development
The Company has not incurred significant expense for research and development activities, Research and development activities have been conducted by our CEO Joey Chancis utilizing her longstanding relationships with her preferred lab facilities and support staff. We may incur significant expense for research and development activities in the future as we continue to develop.

Patents and Licenses
We do not currently own and patents or licenses. We do hold certain trademarks related to our products.

Government Regulation
The two most important laws pertaining to cosmetics marketed in the United States are the Federal Food, Drug, and Cosmetic Act (FD&C Act) and the Fair Packaging and Labeling Act (FPLA). FDA regulates cosmetics under the authority of these laws.

The FD&C Act defines cosmetics by their intended use, as "articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body...for cleansing, beautifying, promoting attractiveness, or altering the appearance" (FD&C Act, sec. 201(i)). Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup, cleansing shampoos, permanent waves, hair colors, and deodorants, as well as any substance intended for use as a component of a cosmetic product.

The FD&C Act prohibits the marketing of adulterated or misbranded cosmetics in interstate commerce. “Adulteration” refers to violations involving product composition--whether they result from ingredients, contaminants, processing, packaging, or shipping and handling. “Misbranding” refers to violations involving improperly labeled or deceptively packaged products. Under the FD&C Act, a product also may be misbranded due to failure to provide material facts. This means, for example, any directions for safe use and warning statements needed to ensure a product's safe use.

In addition, under the authority of the FPLA, FDA requires a list of ingredients for cosmetics marketed on a retail basis to consumers (Title 21, Code of Federal Regulations (CFR), section 701.3). Cosmetics that fail to comply with the FPLA are considered misbranded under the FD&C Act. (FPLA, section 1456) This requirement does not apply to cosmetics distributed solely for professional use, institutional use (such as in schools or the workplace), or as free samples or hotel amenities.

FDA can take action against cosmetics on the market that are in violation of these laws, as well as companies and individuals who market such products.

FDA's legal authority over cosmetics is different from their authority over other products they regulate, such as drugs, biologics, and medical devices. Under the law, cosmetic products and ingredients do not need FDA premarket approval, with the exception of color additives. However, FDA can pursue enforcement action against products on the market that are not in compliance with the law, or against firms or individuals who violate the law.

We follow best practices guidelines and utilize quality suppliers that comply with all regulatory requirements.

Cost of Compliance with Environmental laws
We do not incur any significant costs resulting from our operations to comply with environmental Laws.

Employees
The Company currently has a total of three officers and employees including its corporate management, sales and operational employees. We also have two non-executive directors.

Item 1A.  Risk Factors.
Not Applicable.

Item 1B. Unresolved Staff Comments
Not Applicable.

Item 2.  Properties.
We own no properties related to our operations. We operate from business offices provided by our executive officers and we contract our warehouse and fulfilment facilities.

Item 3. Legal Proceedings.
We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.  As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.  We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the OTC Bulletin Board under the symbol “JOEY”. The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The closing sale price of our common stock on June 10, 2013 was $1.30.

Quarter Ended	High	Low
May 31, 2014	$1.60	$0.75
February 28, 2014	$1.25	$0.38
November 30, 2013	$10.00	$0.50
August 31, 2013	$10.00	$0.15
May 30, 2013*	$0.15	$0.15

*Beginning April 15, 2013 when first volume was reported.
Note: The average trading volume per day of our common stock was less than 500 shares for the prior 12 month period.

Holders
As of May 12, 2014, there were approximately 24 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

Dividends
We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future but rather intend to retain future earnings, if any, for reinvestment in our future business. Any future determination to pay cash dividends will be in compliance with our contractual obligations and otherwise at the discretion of the board of directors and based upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Transfer Agent
Our registrar and transfer agent is VStock Transfer, LLC.

Recent Sales of Unregistered Securities
None.

Equity Compensation Plan Information
We currently have no Equity Compensation plans in place.

Item 6.  Selected Financial Data.
Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Joey New York, Inc. has completed an acquisition of RAR Beauty, LLC., a Florida Limited Liability Company.  The following discussion relates to the historical operations and financial statements of Joey New York, Inc. for the years ended February 28, 2014 and 2013. The acquisition of RAR Beauty LLC occurred in on May 12, 2014 and is not reflected in the following discussion.

Forward-Looking Statements
The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements.  When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report.  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in our various filings with the Securities and Exchange Commission.  We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below:

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at February 28, 2014 and February 28, 2013, respectively.

Earnings (Loss) Per Share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of February 28, 2014 the company had no potential dilutive shares outstanding.

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
Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.  There were no unrecognized tax benefits for the years ended February 2014 and 2013.

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

Financial Condition and Results of Operations
We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended February 28, 2014 compared to year ended February 28, 2013
Our net loss for the year ended February 28, 2014 was $24,147 compared to a net loss of $21,097 during the year ended February 28, 2013. This losses are attributable primarily to general and administrative expenses. We expect these expenses to continue to increase as we push to develop increased sales volumes and increase distribution channels for our products.

During fiscal year ended February 28, 2014 and fiscal year ended February 28, 2013 we did not generate any revenue.

Liquidity and Capital Resources
As of February 28, 2014, our current assets were $120 consisting of cash and our total liabilities were $17,554 primarily consisting of loans from related parties in the amount of $15,600.

Cash Flows from Operating Activities
We have not generated any cash flows from operating activities. For the fiscal year ended February 28, 2014, net cash used in operating activities was $22,083. For the fiscal year ended February 28, 2013, net cash used in operating activities was $21,097.

Cash Flows from Financing Activities
We have financed our operations primarily from related party advances and proceeds from the sale of common stock. For the year ended February 28, 2014 cash provided by related party advances was $4,600. For the year ended February 28, 2013 cash provided by related party advances was $10,500 and $25,500 was provided as proceeds from the sale of our common stock.

Plan of Operation and Funding
We expect that working capital requirements will continue to be funded through related party advances in the near term as we prepare for future capital raise through an issuance of securities. We have no guarantees or firm commitments that the related party advances will continue in the near term. Our working capital requirements are expected to increase with the growth of our business.

Existing working capital, further advances, capital raises and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through related party advances and proceeds from the sale of our common stock.

In connection with our new business plan and the acquisition of RAR Beauty LLC, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses; and (iii) marketing expenses. We intend to finance these expenses with issuances of securities.

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

Material Commitments
As of the date of this Current Report, we do not have any material commitments.

Purchase of Significant Equipment
We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements
As of the date of this Current Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern
The independent auditors' report accompanying our February 28, 2014 and February 28, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated net loss of approximately $95,000 at February 28, 2014 and has no revenue.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

2014 Report of Independent Registered Public Accounting Firm

Stockholders and Directors
Joey New York, Inc.

We have audited the accompanying balance sheet of Joey New York, Inc. (formerly known as Pronto Corp.) (a development stage company)  (“the Company”) as of February 28, 2014 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joey New York, Inc. (a development stage company) as of February 28, 2014 and the results of its operations, stockholders’ equity, and cash flows for year then ended in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L. L. Bradford and Company, LLC
Leawood, Kansas
June 12, 2014

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
Member Florida Institute of Certified Public Accountants

JOEY New York, Inc.
(Formerly Pronto, corp.)
Balance Sheets
February 28, 2014 and 2013

	February 28
	2014	2013
Assets
Current Assets
Cash	$120	$17,603
Total Current Assets	120	17,603
Total Assets	$120	$17,603

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$2,064	$-
Advance-Related Party	15,600	11,000
Total Current Liabilities	17,664	11,000
Total Liabilities	17,664	11,000
Stockholders' Equity
Common Stock, $0.001 par value, 1,500,000,000 shares
authorized; 69,000,000 shares issued and outstanding	69,000	69,000
Addional paid in capital	(40,900)	(40,900)
Deficit accumulated during the development stage	(45,644)	(21,497)
Total Stockholders' Equity	(17,544)	6,603
Total Liabilities and Stockholders' Equity	$120	$17,603

The accompanying notes are an integral part of theses financial statements

JOEY New York, Inc.
(Formerly Pronto, corp.)
Statements of Operation
For the years ended February 28, 2014 and 2013 and
for the period from inception (December 22, 2011) to February 28, 2014

			From Inception
	Year Ended February 28		(December 22, 2011)
	2014	2013	to February 28, 2014

Revenue	$-	$-	$-

Cost of Goods Sold	-	-	-

Gross Profits	-	-	-

Expenses
General and Administrative Expenses	24,147	21,097	45,644
Total Expenses	24,147	21,097	45,644

Net Loss	$(24,147)	$(21,097)	$(45,644)

Loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares
outstanding-basic and diluted	69,000,000	60,235,600

The accompanying notes are an integral part of theses financial statements

JOEY New York, Inc.
(formerly Pronto Corp.)
Statement of Stockholders' Equity
From Inception (December 22, 2011) to February 28, 2014

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the Developmment	Total Stockholders'
	Shares	Amounts	Capital	Stage	Equity

Shares sold at $0.000005 per shares-related party	52,000,000	$52,000	$(49,400)	$-	$2,600
Net loss	-	-	-	(400)	(400)
Balance at February 28, 2012	52,000,000	52,000	(49,400)	(400)	2,200
Shares sold at $0.00015 per share	17,000,000	17,000	8,500	-	25,500
Net loss	-	-	-	(21,097)	(21,097)
Balance at February 28, 2013	69,000,000	69,000	(40,900)	(21,497)	6,603
Net loss	-	-	-	(24,147)	(24,147)
Balance at February 28, 2014	69,000,000	$69,000	$(40,900)	$(45,644)	$(17,544)

* On July 16, 2013, the Company approved a forward split of common stock at 20 to 1. All shares amounts have been retroactively adjusted for all period presented.

The accompanying notes are an integral part of theses financial statements

JOEY New York, Inc.
(Formerly Pronto, corp.)
Statements of Cash Flows
For the years ended February 28, 2014 and 2013 and
for the period from inception (December 22, 2011) to February 28, 2014

			From Inception
	Year Ended February 28		(December 22, 2011)
	2014	2013	to February 28, 2014

Operating Activities
Net loss	$(24,147)	$(21,097)	$(45,644)
Changes in operating assets and liabilities:
Accounts payble	2,064	-	2,064
Net cash flows used in operating activities	(22,083)	(21,097)	(43,580)

Investing activities	-	-	-

Financing activities
Proceeds from related party advances	4,600	10,500	15,600
Proceeds from common stock issued for cash	-	25,500	28,100
Net cash flows provided by financing activities	4,600	36,000	43,700

Net incease (decrease) in cash	(17,483)	14,903	120
Cash-Beginning of the year	17,603	2,700	-
Cash-End of the year	$120	$17,603	$120

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of theses financial statements

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
(A Development Stage Company)
Notes to Financial Statement
February 28, 2014 and February 28, 2013

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND DEVELOPMENT STAGE COMPANY

Joey New York, Inc (formerly Pronto Corp.) (“the Company”) was incorporated under the laws of the State of Nevada on December 22, 2011 to engage in the development and operation of a business engaged in the remote parking payment service.

The Company’s financial statements are presented as those of a development stage company. Activities during the development stage primarily include implementing the business plan and obtaining additional equity related financing. Since inception through February 28, 2014 the Company has not generated any revenue and has accumulated losses of $45,644.

The Company’s fiscal year is February 28.

NOTE 2 –GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated net loss of approximately $95,000 at February 28, 2014 and has no revenue.

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

 NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Notes to Financial Statement
February 28, 2014 and February 28, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at February 28, 2014 and February 28, 2013, respectively.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of February 28, 2014 the company had no potential dilutive shares outstanding.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.  There were no unrecognized tax benefits for the years ended February 2014 and 2013.

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

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
(A Development Stage Company)
Notes to Financial Statement
February 28, 2014 and February 28, 2013

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

NOTE 4 – ACCOUNTS PAYABLE – RELATED PARTY

During 2014, the sole director of the Company advanced $4,600 ($10,500 during 2013). The advances were non-interest bearing, unsecured and due on demand. As of February 28, 2014, the outstanding balance of related party advances is $15,600 ($11,000 as of February 28, 2013).

NOTE 5 – STOCKHOLDERS’ EQUITY

During 2012, the Company issued 52,000,000 shares of common stock, to the sole officer and director, for $2,600 ($0.000005/share).

During 2013, the Company issued 17,000,000 shares of its common stock to third parties for $25,500 ($0.00015/share).

On July 16, 2013, the company approved to increase authorized common shares from 75,000,000 shares, par value $0.001 to 1,500,000,000 shares, par value $0.001 per share and to effectuate a forward split of the Company’s common share at an exchange ratio of 20 for 1 so that each outstanding common share before the forward split shall represent 20 common shares after the forward split. All share amounts have been retroactively adjusted for all periods presented.

NOTE 6 – INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $45,644 at February 28, 2014 expiring through 2034. Utilization of these net operating losses may be limited due to potential ownership changes under the Internal Revenue Code.

JOEY NEW YORK, INC.
(Formerly known as PRONTO CORP.)
(A Development Stage Company)
Notes to Financial Statement
February 28, 2014 and February 28, 2013

Significant deferred tax assets at February 28, 2014 and February 28, 2013 are approximately as follows:

	2014	2013
Gross deferred tax assets:
Net operating loss carryforward	$15,975	$7,524
Total deferred tax assets	15,975	7,524
Less: valuation allowance	(15,975)	(7,524)
Net deferred tax assets recorded	$-	$-

The valuation allowance at February 28, 2013 was $7,524. The increase in valuation allowance during the year ended February 28, 2014 was approximately $8,451.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2014.

The Company has not filed its Federal or State income tax returns for the years ended February 28, 2014 and February 28, 2013. Management plans to file delinquent tax returns as soon as possible.

The income tax returns filed for the tax years from inception would be subject to examination by the relevant taxing authorities.

There was no income tax expense for the years ended February 28, 2014 and February 28, 2013 due to the Company’s net losses.

The actual tax benefit differs from the expected tax benefit for the years ended February 28, 2014 and February 28, 2013, respectively, (computed by applying the U.S. Federal Corporate tax rate of 35% to income before taxes) as follows:

	2014	2013
Expected tax expense (benefit) – Federal	$(8,451)	$(7,524)
Change in valuation allowance	8,451	7,524
Actual tax expense (benefit)	$-	$-

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of February 28, 2014, the Company had net operating loss carry forwards of approximately $45,644 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

On May 12, 2014, the Company completed an acquisition agreement with RAR Beauty, LLC, a Florida limited liability company (“RAR”). Pursuant to the Agreement the Company issued promissory notes totaling $3,000,000 due in twenty four months at 5% annual interest to the two members of RAR (Joey Chancis and Richard Roer) in exchange for 100% of the membership interests of RAR. The Company also issued Svetlana Gofman, our then sole director and officer a promissory note for $15,600 due in sixty days at an annual interest rate of 5% for debt owed to her by the Company.

Effective May 20, 2014, the Company entered into an agreement with CAP Greenburg LLC, for advisory services at fee of $ 35,000. On May 20, 2014, our President advanced the Company a total of $17,500 as the initial payment under this agreement.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On May 29, 2014, the Company, through and with the approval of its Board of Directors, engaged L.L. Bradford as its independent registered public accounting firm.

On May 29, 2014, Berman & Company, P.A. was dismissed as the Company’s independent registered public.

Prior to engaging L.L. Bradford, the Company did not consult with L.L. Bradford regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by L.L. Bradford on the Company’s financial statements, and L.L. Bradford did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of Berman & Company, P.A. regarding the Company’s financial statements for the fiscal year ended February 28, 2013 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended February 28, 2013 and during the period from February 28, 2013 to May 29, 2014, the date of dismissal, there were no disagreements with Berman & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Berman & Company, P.A. would have caused it to make reference to such disagreement in its reports.

The Company provided Berman & Company, P.A. with a copy of the report we filed on Form 8-K prior to its filing with the Securities and Exchange Commission and requested that Berman & Company, P.A. furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether is agrees with above statements and, if it does not agree, the respects in which it does not agree.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, consisting of a sole officer and director at that time, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our sole officer and director at that time concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure  that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or person/s performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and director at that time, concluded that, as of February 28, 2014, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
None.

Item 10.  Directors, Executive Officers and Corporate Governance
The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Joey Chancis	46	CEO and Director
Richard Roer	71	President and Director
Svetlana Gofman	27	Director
Evgeny Smirnov	38	Director

Our Board of Directors consists of four members. We currently do not provide any cash remuneration for acting as a Director. All directors may, however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Joey Chancis became our Chief Executive Officer, Director, and principal shareholder upon the closing of the acquisition of RAR Beauty, LLC on May 12, 2014. Mrs. Chancis founded the Joey New York Brand of products in 1993. She is the innovative driving force, as well as the inspiration of the company and is responsible for all aspects of the business including product development, creativity, design, marketing, promoting, production, sales and management. She is also the company’s spokesperson. Joey travels worldwide participating in personal appearances, events, television shows and radio, as well as, store openings and trade shows. Mrs. Chancis gained exposure in the skin care and cosmetic industry while working for two major beauty companies where she experienced all sides of the business from R&D to sales and marketing.

Richard Roer became our President, Director, and principal shareholder upon the closing of the acquisition of RAR Beauty, LLC on May 12, 2014. Richard Roer joined Joey New York Brand in December 1997 to manage the launch of the retail distribution strategy. He has extensive domestic and international experience in the fashion industry working for Leslie Fay as well as owning a prestigious fashion company. Mr. Roer also specialized in licensing popular international brands such as Fila and Roberto Cavalli, and was the first importer to bring these prestigious companies to the U.S. He also served as President of a fashion company that sold licensed apparel under the following trademarks: Anne Klein, Bill Blass, Bob Mackie, and Oleg Cassini. Building on these successful experiences, Mr. Roer is involved in numerous facets of the business, including the sales, marketing, finance and administrative functions.

Svetlana Gofman has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on December 22, 2011 until May 12, 2014. From 2007 to December 2011 she studied at Concordia University, John Molson School of Business, Montreal. She obtained a Bachelor degree in Commerce.

Evgeny Smirnov, became a director for the Company on May 12, 2014graduated from Novosibirsk State University with bachelor degree in Management in 1998. Since that time he has been working at Smartur Ltd. For the past nine years he has been working as a deputy director of Smartur Ltd. Smartur Ltd. is located in Irkutsk, Russia and operates an automobile service center for premium class cars.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:
●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.
●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board
Our Board of Directors had previously been of one individual.  Decisions of the Board of Directors were generally taken by written unanimous resolutions.  The current Board comprises four members and is intending to hold regularly scheduled meetings. The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

Code of Ethics
The Company has not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Until recently we have had a sole officer and director conducting all operations. We have recently expanded operations, the Board of Directors and the executive team. We anticipate adopting a formal Code of Ethics soon.

Family Relationships
No family relationships exist between any of our present directors and officers, other than Richard Roer and Joey Chancis who are Father and Daughter.

Compliance with Section 16(A) of The Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended February 28, 2014, Forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures
None

Item 11.  Executive Compensation
The following table sets forth information concerning the total compensation paid or accrued by us during the past two fiscal years ended February 28, 2014 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended February 28, 2014 and
●
all individuals who served as executive officers of ours at any time during the fiscal year ended February 28, 2014  and received annual compensation during the fiscal year ended February 28, 2014 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Svetlana Gofman Sole Officer and Director	2014 2013	0 0	0 0	0 0	0 0	0 0

Employment Agreements and Benefits
We currently do not currently provide any employee benefit or retirement programs. Our officers’ salaries are determined by the Board of Directors. Officers and employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the Board of Directors.

We currently do not currently have any compensation agreements in place with our officers or directors.

We may also pay bonuses to our named executive officers and other employees at the discretion of the board of directors.

Outstanding Equity Awards
We did not have any outstanding equity awards with any of our executive officers named in the Summary Compensation Table, effective February 28, 2014.

Director Compensation
The following table sets forth compensation received by our directors in the fiscal year ended February 28, 2014.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Svetlana Gofman	0	0	0	0	0

Long-Term Incentive Plans
There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Compensation of Directors
We reimburse our directors for expenses incurred in connection with attending board meetings.

We did not pay director's fees or other cash compensation for services rendered as a director in the year ended February 28, 2014 or February 28, 2013.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of May 12, 2014 , the beneficial ownership of Joey New York, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person’s address is c/o Joey New York, Inc., Trump Tower I,  16001 Collins Ave. #3202, Sunny Isles Beach, Fl 33160. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after May 12, 2014 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Joey Chancis (1)	29,500,000	42.75%
Richard Roer (2)	22,500,000	32.60%
Svetlana Gofman (3)	0	0.0%
Evgeny Smirnov (4)	0	0.0%
Richard Chancis (5)	29,500,000	42.75%

Officers and Directors as a Group ( 4 persons)	52,000,000	75.36%

(1)
Joey Chancis is CEO and Director. Includes 7,000,000 shares held in the name of Richard Chancis, which is the spouse of Joey Chancis. Joey Chancis holds directly 22,500,000 shares held in her name. Does not include any shares owned by Richard Roer which is her father of which she disclaims beneficial ownership.

(2)	Richard Roer is President and Director. Does not include any shares owned by Joey Chancis which is his daughter of which he disclaims beneficial ownership.
(3)	Svetlana Gofman is a Director.
(4)	Evgeny Smirnov is a Director.
(5)
Includes 22,500,000 shares held in the name of Joey Chancis, which is his spouse. Richard Chancis holds directly 7,000,000 shares held in his name. Does not include any shares owned by Richard Roer which is his father-in-law of which he disclaims beneficial ownership.

Note: Beneficial Ownership of Securities: Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within sixty days through means including the exercise of any option, warrant or conversion of a security.

Item 13. Certain Relationships and Related Transaction, and Director Independence
In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Director Compensation” and “Executive Compensation,” the following is a description of transactions to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

As of the date of this Annual Report, other than as disclosed below and in this Current report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

On May 12, 2014, the Company completed an acquisition agreement with RAR Beauty, LLC, a Florida limited liability company (“RAR”). Pursuant to the Agreement the Company issued promissory notes totaling $3,000,000 due in twenty four months at 5% annual interest to the two members of RAR (Joey Chancis, our now CEO & Director and Richard Roer our now President & Director) in exchange for 100% of the membership interests of RAR. The Company also issued Svetlana Gofman, our then sole director and officer a promissory note for $15,600 due in sixty days at an annual interest rate of 5% for debt owed to her by the Company.

During 2014, the sole director of the Company advanced $4,600 ($10,500 during 2013). The advances were non-interest bearing, unsecured and due on demand. As of February 28, 2014, the outstanding balance of related party advances is $15,600 ($11,000 as of February 28, 2013)

On August 28, 2013, we filed a certificate of change to execute a twenty for one forward split (the “Forward Split”) of our Common Stock. The Forward Split affected our outstanding Common Stock on the basis of 1 outstanding share being changed to 20 outstanding shares.

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

On January 20, 2012, the Company issued 2,600,000 shares of common stock, to the sole officer and director, for $2,600 ($0.001/share).  (Post 20 for 1 forward split on August 28, 2013 this represents 52,000,000 common shares)

Director Independence
Our directors are not "independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of our directors by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market).  In accordance with these requirements, we have determined that Joey Chancis and Richard Roer are not "independent directors," as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc. The Board has recently been expanded to four members and has appointed new officers. The Board will re-evaluate the continued service of Svetlana Gofman and evaluate our new director Evgeny Smirnov to determine if they are to be considered independent directors going forward.

Item 14.  Principal Accounting Fees and Services
Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending February 28, 2014 and 2013 were: $4,000, and $10,523, respectively. Services for fiscal year ended February 28, 2014 were provided by L.L. Bradford and services for fiscal year ended February 28, 2013 were provided by Berman & Company.

Audit-Related Fees
No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending February 28, 2014 and 2013.

Tax Fees
No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending February 28, 2014 and 2013.

All Other Fees
Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending February 28, 2014 and 2013 were $0 and $ 0, which are fees paid to Berman & Company related to the review of this Annual Report and review of the three prior quarterly reports for fiscal year ending February 28, 2014.

Audit Committee Pre-Approval Policies
Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending February 28, 2014.  Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors Chair.

Work Performed by Others
The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description

2.1
Acquisition Agreement between Joey New York Inc., a Nevada corporation, RAR Beauty, LLC a Florida limited liability company, Joey Chancis, an individual and Member of RAR, Richard Roer, an individual and member of RAR, Richard Chancis, an individual and Svetlana Goffman, an individual; dated May 1, 2013, effective May 7, 2014. Filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on May 16, 2014.

3.1	Articles of Incorporation, filed as exhibit 3.1 with the registrant’s Registration Statement on Form S-1; filed with the Securities and Exchange Commission on April 26, 2012.

3.1.1	Amended Articles of Incorporation; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 5, 2013.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form S-1; filed with the Securities and Exchange Commission on April 26, 2012.

10.1+
Promissory Note – Between Joey New York, Inc. and Joey Chancis, dated May 12, 2014. Filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on May 16, 2014.

10.2+
Promissory Note – Between Joey New York, Inc. and Richard Roer Chancis, dated May 12, 2014. 2005. Filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on May 16, 2014.

10.3+
Promissory Note – Between Joey New York, Inc. and Svetlana Gofman, dated May 12, 2014. Filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on May 16, 2014.

10.4*	Agreement – between the Company and CAP Greenburg LLC, effective May 20, 2014.

10.5
Independent Contractor's Agreement on March 27, 2012, between the Company and Maxim Belov, dated March 27, 2012. Filed as exhibit 10.3 with the registrant’s Registration Statement on Form S-1; filed with the Securities and Exchange Commission on April 26, 2012.

10.6
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with a total of 26 investors in August 2012 resulting in the issuance of 17,000,000 shares of common stock for total cash proceeds of $25,500.  Filed as exhibit 10.2 with the registrant’s Registration Statement on Form S-1/A; filed with the Securities and Exchange Commission on July 19, 2012.

21*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to Section 1350

32.2*	Certification of Chief Financial Officer pursuant to Section 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joey New York, Inc.

June 12, 2014	By:	/s/ Joey Chancis
Joey Chancis
Chief Executive Officer
(Principal Executive Officer)

June 12, 2014	By:	/s/ Richard Roer
Richard Roer
President
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 12, 2014	/s/ Joey Chancis
Joey Chancis, Director
and Principal Executive Officer

Date: June 12, 2014	/s/ Richard Roer
Richard Roer, Director and Principal Financial Officer
Date: June 12, 2014	/s/ Svetlana Gofman
Svetlana Gofman, Director

Date: June 12, 2014	/s/ Evgeny Smirnov
Evgeny Smirnov, Director