Form 10-Q
period 2014-05-31
JOEY NEW YORK, INC.
filed 2014-07-15
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number:  333-180954

Joey New York Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	68-0682410
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Trump Tower I, 16001 Collins Ave. #3202,
 Sunny Isles Beach, FL 33160
(Address of principal executive offices)

(305) 948-9998
(Registrants telephone number, including area code)

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of July 14, 2014: 69,000,000 shares of common stock.

PART I - FINANCIAL    INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Condensed Consolidated Balance Sheets
Unaudited
	May 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$28	$2,205
Accounts receivable, net of allowance for doubtful accounts of $0	3,864	6,152
Inventory	94,629	98,661
Total Current Assets	98,521	107,018

Property and equipment, net of accumulated
depreciation of $3,696 and $3,151, respectively	2,847	3,392

TOTAL ASSETS	$101,368	$110,410

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$42,730	$29,081
Accrued expenses	136,267	126,589
Notes payable to related parties	615,778	554,852
Total Current Liabilities	794,775	710,522

Debt due to related parties	3,000,000	-

TOTAL LIABILITIES	3,794,775	710,522

Stockholders' Deficit
Common stock: 1,500,000,000 authorized; $0.001 par value
69,000,000 and 69,000,000 shares issued and outstanding	69,000	69,000
Accumulated deficit	(3,762,407)	(669,112)
Total Stockholders' Deficit	(3,693,407)	(600,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$101,368	$110,410

See notes to financial statements

Joey New York, Inc.
Condensed Consolidated Statements of Operations
Unaudited

	For the
	Three Months Ended
	May 31,
	2014	2013

Revenues	$20,416	$22,354
Cost of sales	8,426	8,246
	11,990	14,108

Operating Expenses
Selling and marketing	12,954	23,542
Professional	31,971	-
General and administration	78,393	33,205
Depreciation and amortization	327	325
Total operating expenses	123,645	57,072

Net loss from operations	(111,655)	(42,964)

Other income (expense)
Interest expense	(17,843)	(1,068)
Total other income (expense)	(17,843)	(1,068)

Net loss before taxes	(129,498)	(44,032)

Income tax benefit	-	-

Net loss	$(129,498)	$(44,032)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	69,000,000	69,000,000

See notes to financial statements

Joey New York, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,498)	$(44,032)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	327	325
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(3,000)	-
Inventory	4,032	7,428
Increase (decrease) in operating liabilities:
Accounts payable	1,466	374
Accrued expenses	61,150	8,258
Cash flows from operating activities	(65,523)	(27,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans	65,431	21,850
Cash flows from financing activities	65,431	21,850

Net increase (decrease) in cash and cash equivalents	(92)	(5,797)
Cash and cash equivalents, beginning of period	120	6,123
Cash and cash equivalents, end of period	$28	$326

Supplemental cash flow information
Cash paid for interest	$3,066	$1,068
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of notes payable upon acquisition	$3,000,000	$-

See notes to financial statements

Joey New York, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1.  NATURE OF BUSINESS

ORGANIZATION
Joey New York, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on December 22, 2011.  Effective August 27, 2013, the Board of Directors approved a name change to Joey New York, Inc.  On May 12, 2014, the Company acquired a Florida limited liability company, RAR Beauty, LLC, which distributes natural skin care and beauty products on the wholesale and retail levels selling products under the brand name of Joey New York.  The Company accounted for the acquisition as a reverse merger, whereby the operations of RAR Beauty, LLC are presented as the accounting acquirer. The Company’s headquarters is based in Sunny Isles Beach, Florida.   The Company seeks to increase market share and introduce its product line through multiple channel markets.  The Company’s fiscal year end is February 28.  Comparative balance sheet Information presented is of the accounting acquirer’s most recent audited statements December 31, 2013.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three month period ended May 31, 2014 the Company has incurred a loss from operations of $129,498. The Company has a history of losses resulting in an accumulated deficit from operations totaling $675,863 since its inception.    The Company has negative working capital, in the amount of $696,254, as of May 31, 2014.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the consolidated financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

USE OF ESTIMATES
The preparation of financial statements in conformity with U.S. general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
The Company’s balance sheet includes certain financial instruments, primarily, cash, accounts receivable, inventory, accounts payable, and debt to related parties. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH
For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

ACCOUNTS RECEIVABLE
The company uses the reserve method of accounting for doubtful accounts. There were no bad debts as of May 31, 2014 and December 31, 2013. Based on prior experience no provision for doubtful accounts was deemed necessary.

CONCENTRATIONS AND CREDIT RISKS
The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of its cash and cash equivalents and accounts receivable.

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Receivables - The Company issues credit to its customers, based on their credit worthiness.  The Company does not have a long history with its customers, to base its credit history and therefore has credit risk.  The Company has not incurred bad debts and therefore has not set a provision for doubtful accounts.

INVENTORY
Inventory is stated at the lower of cost or market, determined by the first-in, first-out method.  Inventory consists solely of finished goods.

PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS
Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method.  Maintenance and repairs are expensed as incurred.  Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at May 31, 2014 and December 31, 2013.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

REVENUE RECOGNITION
The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.    The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

We recognize a sale when the product has been shipped at which time risk of loss has passed to the customer and the above criteria have been met.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2014.

RECENTLY ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements issued by the FASB (Accounting Standards Update, including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3.  INVENTORY

Inventory consists of finished goods.  Inventory is carried at cost on a first-in-first-out basis (FIFO) and held at public warehouse, which performs shipping and distribution function.  All products held in inventory are of our popular brands ordered and anticipated minimal order quantities are held in inventory necessary to operate without backlog or delays in order fulfillment.   Products have not significantly changed from year to year and there is no concentration of suppliers.

NOTE 4.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of:

	May 31, 2014	December 31, 2013

Property and equipment	$6,543	$6,543
Less accumulated depreciation	3,696	3,151
Property and equipment, net	$2,847	$3,392

NOTE 5.  NOTES PAYABLE

The Company’s management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $600,178, as of May 31, 2014.

On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two majority shareholders.  The terms of the notes (2 at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.  The company recorded this as accumulated deficit as the notes did not represent any prior or future compensation.

In accordance with the acquisition agreement, the previous majority shareholder of Pronto, Corp. received a promissory note payable of $15,600 for costs incurred prior to the acquisition.  The note has a stated interest rate of 5% and matures on July 12, 2014.

NOTE 6.  INCOME TAXES

The benefit from the operating loss for the period ended May 31, 2014, has been off-set by a valuation allowance.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

RELATED PARTY
The controlling members have pledged support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties in the immediate future, in order to meet its current obligations, until such time that revenues are generated to meet all current obligations or until such time that adequate capital is raised for its growth plans.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the consolidated financial statements with the Securities and Exchange Commission, the date the consolidated financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements.  When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report.  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in our various filings with the Securities and Exchange Commission.  We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview
Joey New York, Inc. was incorporated under the laws of the State of Nevada on December 22, 2011. Joey New York, Inc. completed the acquisition of RAR Beauty, LLC., a Florida Limited Liability Company on May 12. 2014.  We currently operate as a distributor of natural skin care and beauty products on the wholesale and retail levels through our wholly owned subsidiary RAR Beauty, LLC. The comparative information presented is to the operating company (accounting acquirer) for the three month periods ending May 31, 2014 and 2013.

Financial Condition and Results of Operations

Three Month Periods Ending May 31, 2014 and 2013:
Revenues were $20,416 and $22,354 for the three month periods ending May 31, 2014 and 2013, respectively.  The decrease in sales was nominal and not necessarily due to specific economic factors.    Our gross profit was $11,990 and $14,108.  Fluctuations in our operating margins were due to product mix and minor increases in our product costs.

During the three month period ended May 31, 2013, we incurred $123,645 in general and administrative expenses compared to $57,072 during the comparable three month period ended May 31, 2013.  The change, in the amount of $66,573 was primarily due to the increase of professional fees of $31,971 and general and administrative of $45,188 associated with our acquisition of RAR Beauty LLC which was completed in May of 2014.  We do anticipate that these costs will continue and potentially increase in future periods as we incur professional fees in support of complying with our disclosure requirements and the development of new business opportunities.

Liquidity and Capital Resources

As of May 31, 2014, our current assets were $98,521.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional funding from related party advances, through traditional financial institutions or through the sale of our common stock.   As of May 31. 2014, our working capital deficit was $696,254.

Cash Flows
We have not generated positive cash flows from operating activities.  For the three month period ended May 31, 2014, net cash flows used in operating activities was $65,523, which was financed by proceeds from related party advances, in the amount of $65,431.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with U.S. general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
The Company’s balance sheet includes certain financial instruments, primarily, cash, accounts receivable, inventory, accounts payable, and debt to related parties. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH
For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

ACCOUNTS RECEIVABLE
The company uses the reserve method of accounting for doubtful accounts. There were no bad debts as of May 31, 2014 and December 31, 2013. Based on prior experience no provision for doubtful accounts was deemed necessary.

CONCENTRATIONS AND CREDIT RISKS
The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of its cash and cash equivalents and accounts receivable.

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Receivables - The Company issues credit to its customers, based on their credit worthiness.  The Company does not have a long history with its customers, to base its credit history and therefore has credit risk.  The Company has not incurred bad debts and therefore has not set a provision for doubtful accounts.

INVENTORY
Inventory is stated at the lower of cost or market, determined by the first-in, first-out method.  Inventory consists solely of finished goods.

PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS
Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method.  Maintenance and repairs are expensed as incurred.  Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at May 31, 2014 and December 31, 2013.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

REVENUE RECOGNITION
The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.    The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

We recognize a sale when the product has been shipped at which time risk of loss has passed to the customer and the above criteria have been met.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2014.

Going Concern
As reflected in the accompanying consolidated financial statements, the Company has incurred a net loss for the three month period ending May 31, 2014. Additionally, the Company has a history of net losses resulting in significant accumulated deficit and a working capital deficit, as of May 31, 2014.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of related party advances and there are no written or oral guarantees for the continuance of this funding practice. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
Not required for Smaller Reporting Companies.

Item 4 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act reports is (1) recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
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

Item 1A    - Risk    Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults  Upon Senior Securities

No disclosure required.

Item 4 – Mine Safety Disclosures
No disclosure required.

Item 5 - Other Information

No disclosure required.

Item 6 -  Exhibits

Index to Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joey New York, Inc.

Date: July 15, 2014	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: July 15, 2014	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer