Form 10-Q
period 2014-08-31
JOEY NEW YORK, INC.
filed 2014-10-20
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

The number of shares outstanding of each of the issuer's classes of common equity as of October 15, 2014: 69,885,134 shares of common stock.

PART I - FINANCIAL    INFORMATION

Item 1 - Financial Statements
Joey New York, Inc.
(Formerly Pronto Corp.)
Consolidated Balance Sheets
Unaudited
	August 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$19,462	$2,205
Accounts receivable, net of allowance for doubtful accounts of $0	1,826	6,152
Inventory	86,769	98,661
Total Current Assets	108,057	107,018

Property and equipment, net of accumulated
depreciation of $4,023 and $3,151, respectively	2,520	3,392

TOTAL ASSETS	$110,577	$110,410

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$69,837	$29,081
Accrued expenses	147,902	126,589
Due to related parties	592,088	554,852
Total Current Liabilities	809,827	710,522

Debt due to related parties	3,000,000	-

TOTAL LIABILITIES	3,809,827	710,522

Stockholders' Deficit
Common stock: 1,500,000,000 authorized; $0.001 par value
69,885,134 and 69,000,000 shares issued and outstanding	69,885	69,000
Additional paid in capital	89,598
Accumulated deficit	(3,858,733)	(669,112)
Total Stockholders' Deficit	(3,699,250)	(600,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$110,577	$110,410

See notes to financial statements

Joey New York, Inc.
(Formerly Pronto Corp.)
Consolidated Statements of Operations
Unaudited

			For the
	For the Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013

Revenues	$12,145	$27,178	$32,561	$49,532
Cost of sales	8,860	17,827	17,286	26,073
	3,285	9,351	15,275	23,459

Operating Expenses
Selling and marketing	33,385	43,450	46,339	66,992
Professional	87,587	5,450	119,558	5,450
General and administration	49,644	53,512	128,037	86,717
Depreciation and amortization	327	325	654	650
Total operating expenses	170,943	102,737	294,588	159,809

Net loss from operations	(167,658)	(93,386)	(279,313)	(136,350)

Other income (expense)
Interest expense	(15,212)	(2,043)	(33,055)	(3,111)
Total other income (expense)	(15,212)	(2,043)	(33,055)	(3,111)

Net loss before taxes	(182,870)	(95,429)	(312,368)	(139,461)

Income tax benefit	-	-	-	-

Net loss	$(182,870)	$(95,429)	$(312,368)	$(139,461)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	69,472,407	69,000,000	69,234,927	69,000,000

See notes to financial statements

Joey New York, Inc.
(Formerly Pronto Corp.)
Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,368)	$(139,461)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	654	650
Stock-based compensation	67,027	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(962)	-
Inventory	11,892	(15,415)
Increase (decrease) in operating liabilities:
Accounts payable	28,573	-
Accrued expenses	74,626	22,192
Cash flows from operating activities	(130,558)	(132,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans	79,900	126,050
Repayments of Loan(s)	(40,000)	-
Proceeds from issuance of stock	110,000	-
Cash flows from financing activities	149,900	126,050

Net increase (decrease) in cash and cash equivalents	19,342	(5,984)
Cash and cash equivalents, beginning of period	120	6,123
Cash and cash equivalents, end of period	$19,462	$139

Supplemental cash flow information
Cash paid for interest	$3,066	$1,068
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of notes payable upon acquisition	$3,000,000	$-

See notes to financial statements

Joey New York, Inc.

Notes to Consolidated Financial Statements

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION, PRESENTATION AND USE OF ESTIMATES
The Company prepares its consolidated financial statements (the accounts of Joey New York and its wholly-owned subsidiary, RAR Beauty, LLC) in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates include considerations for allowance for doubtful accounts, product obsolescence and depreciation lives and methods. Actual results could differ from those estimates.

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the six month period ended August 31, 2014 the Company has incurred a loss from operations of $312,368. The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $701,770, as of August 31, 2014. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH FLOWS REPORTING
The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

CASH
For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

ACCOUNTS RECEIVABLE
The company uses the reserve method of accounting for doubtful accounts. There were no bad debts as of August 31, 2014 and December 31, 2013. Based on prior experience no provision for doubtful accounts was deemed necessary.

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

PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS
Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method.  Maintenance and repairs are expensed as incurred.  Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at August 31, 2014 and December 31, 2013.

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

ADVERTISING
Advertising costs are expensed as incurred.   Advertising costs incurred for the period ending August 31, 2014 and 2013 were $1,682 and $0, respectively.

SHARE-BASED EXPENSE
ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the six month period ending August 31, 2014 and 2013 were $67,027 and $0, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include testing of product and outputs.  The Company spent $3,918 and $138 in research and development costs for the six month periods ending August 31, 2014 and 2013, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Deferred tax assets or liabilities were off-set by a valuation allowance, therefore there has been no recognized benefit as of August 31, 2014.

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2014 and 2013.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of August 31, 2014, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of August 31, 2014.

RECENTLY ACCOUNTING PRONOUNCEMENTS
In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

NOTE 4.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of:

	August 31, 2014	December 31, 2013
Property and equipment	$6,543	$6,543
Less accumulated depreciation	4,023	3,151
Property and equipment, net	$2,520	$3,392

NOTE 5.  NOTES PAYABLE

The Company’s two Officers have advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances are payable and accrue interest at 2.6%.  The Company is indebted to its two Officers and Directors for an aggregate amount of $591,488, as of August 31, 2014.

On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two Officers.  The terms of the notes (2 at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.  The company recorded this as accumulated deficit as the notes did not represent any prior or future compensation.

In accordance with the acquisition agreement, the previous majority shareholder and Director of the Company. received a promissory note payable of $15,600 for costs incurred prior to the acquisition.  The note has a stated interest rate of 5% and matures on July 12, 2014.  Payments on note totaled $15,000, with a remaining principle balance on the note of $600, as of August 31, 2014.  The principal balance and interest was paid in full subsequent to the period end.

NOTE 6.  INCOME TAXES

The benefit from the operating loss for the period ended August 31, 2014, has been off-set by a valuation allowance.

NOTE 7.  EQUITY

The Company is authorized to issue 1,500,000,000 shares of $0.001 par value common stock.

In July 2014 the Company issued 335,134 shares of common stock in satisfaction of Legal services in the amount of $67,027.  The shares were valued at $0.20 per share, the best effort share selling price of current equity raise.  The current trading market for our stock is thinly traded and believe that quotation price, at the time of the exchange, was not indicative of fair value, therefore believe that the value of the services are more measurable.

During July 2014, the Company received stock subscriptions for 550,000 restricted shares of common stock ($0.20 per share) in exchange for cash in the amount of $110,000.

There are no warrants or options outstanding.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

RELATED PARTY
The Officers have provided support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties in the immediate future, in order to meet its current obligations, until such time that revenues are generated to meet all current obligations or until such time that adequate capital is raised for its growth plans.

NOTE 9. SUBSEQUENT EVENTS

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

Financial Condition and Results of Operations

The comparative information presented is to the operating company (accounting acquirer) for the three and six month periods s ending August 31, 2014 and 2013.

Three Month Periods Ending August 31, 2014 and 2013:
Revenues were $12,145 and $27,178 for the three month periods ending August 31, 2014 and 2013, respectively.  The decrease in sales was not due to specific economic factors. Our gross profit was $3,285 (27% of sales) and $9,351 (35% of sales). Fluctuations in our operating margins are due to low sales volumes, mix of products sold and quantities.

During the three August 31, 2014, we incurred $170,943 in operating expenses compared to $102,737 during the comparable three period ended August 31, 2013.  The change in the operating expenses were $68,206 for the three month period ending August 31, 2014.  Changes were primarily due to the increase of professional fees $82,137 mainly in support of complying with our disclosure requirements, the development of new business opportunities and residual cost associated with our acquisition of RAR Beauty LLC. We do anticipate that these costs will continue and potentially increase in future periods as we continue to development new business opportunities.

Six Month Periods Ending August 31, 2014 and 2013:
Revenues were $32,561 and $49,532 for the six month periods ending August 31, 2014 and 2013, respectively.  The decrease in sales was not due to specific economic factors. Our gross profit was $15,275 (47% of sales) and $23,459 (48% of sales). Fluctuations in our operating margins are due to low sales volumes, mix of products sold and quantities.

During the six August 31, 2014, we incurred $294,588 in operating expenses compared to $159,809 during the comparable three period ended August 31, 2013.  The change in the operating expenses were $134,779 for the six month period ending August 31, 2014.  Changes were primarily due to the increase of professional fees $114,108 mainly in support of complying with our disclosure requirements, the development of new business opportunities and cost associated with our acquisition of RAR Beauty LLC in May of 2014. We do anticipate that these costs will continue and potentially increase in future periods as we continue to development new business opportunities.

Liquidity and Capital Resources

As of August 31, 2014, our current assets were $108,057, of which $19,462 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our Officers, through traditional financial institutions or through the sale of our common stock.  As of August 31, 2014, our working capital deficit was $701,770, as compared to a working capital deficit of $603,504 as of December 31, 2013.

Cash Flows
We have not generated positive cash flows from operating activities.  For the six month period ended August 31, 2014, net cash flows used in operating activities was $130,558, which was financed by proceeds from Officer advances, in the amount of $79,900 and sales of our common stock in the amount of $110,000. During the six month period $40,000 was returned to our Officers for their advances.

Plan of Operation and Funding
We expect that working capital requirements will continue to be funded through Officer advances and capital raises through an issuance of securities. We have no guarantees or firm commitments that the Officer advances will continue in the near term. Our working capital requirements are expected to increase with the growth of our business.

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

BASIS OF CONSOLIDATION, PRESENTATION AND USE OF ESTIMATES
The Company prepares its consolidated financial statements (the accounts of Joey New York and its wholly-owned subsidiary, RAR Beauty, LLC) in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates include considerations for allowance for doubtful accounts, product obsolescence and depreciation lives and methods. Actual results could differ from those estimates.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH FLOWS REPORTING
The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

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

ADVERTISING
Advertising costs are expensed as incurred.   Advertising costs incurred for the period ending August 31, 2014 and 2013 were $1,682 and $0, respectively.

SHARE-BASED EXPENSE
ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the six month period ending August 31, 2014 and 2013 were $67,027 and $0, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include testing of product and outputs.  The Company spent $3,918 and $138 in research and development costs for the six month periods ending August 31, 2014 and 2013, respectively.

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the six month period ended August 31, 2014 the Company has incurred a loss from operations of $312,368. The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $701,770, as of August 31, 2014. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

Item 1A – Risk Factors
Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014 the Company issued 335,134 shares of common stock for Legal services in the amount of $67,027.

During July 2014, the Company received $110,000 in cash from three purchasers for a total of 550,000 shares of common stock at a price of $0.20 per share.

The offerings of the securities described in Item 2 were exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Joey New York, Inc.

Date: October 20, 2014	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: October 20, 2014	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer