Form 10-Q
period 2014-11-30
JOEY NEW YORK, INC.
filed 2015-01-20
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

The number of shares outstanding of each of the issuer's classes of common equity as of January 12, 2015 was 69,885,134 shares of common stock.

PART I - FINANCIAL    INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
(Formerly Pronto Corp.)
Consolidated Balance Sheets
Unaudited
	November 30,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$33,941	$2,205
Accounts receivable, net of allowance for doubtful accounts of $0	39,208	6,152
Inventory	27,633	98,661
Total Current Assets	100,782	107,018

Property and equipment, net of accumulated
depreciation of $4,023 and $3,151, respectively	2,193	3,392

TOTAL ASSETS	$102,975	$110,410

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$71,522	$29,081
Accrued expenses	224,116	126,589
Due to related parties	613,770	554,852
Total Current Liabilities	909,408	710,522

Debt due to related parties	3,000,000	-

TOTAL LIABILITIES	3,909,408	710,522

Stockholders' Deficit
Common stock: 1,500,000,000 authorized; $0.001 par value
69,885,134 and 69,000,000 shares issued and outstanding	69,885	69,000
Additional paid in capital	89,598
Accumulated deficit	(3,965,916)	(669,112)
Total Stockholders' Deficit	(3,806,433)	(600,112)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102,975	$110,410

See notes to financial statements

Joey New York, Inc.
(Formerly Pronto Corp.)
Consolidated Statements of Operations
Unaudited

			For the
	For the Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Revenues	$111,908	$30,386	$144,469	$79,918
Cost of sales	55,559	23,347	72,845	49,420
	56,349	7,039	71,624	30,498

Operating Expenses
Selling and marketing	10,913	68,115	57,252	135,107
Professional	26,250	5,000	145,808	10,450
General and administration	33,142	59,061	161,179	145,778
Depreciation and amortization	327	332	981	982
Total operating expenses	70,632	132,508	365,220	292,317

Net loss from operations	(14,283)	(125,469)	(293,596)	(261,819)

Other income (expense)
Interest expense	(92,900)	(5,868)	(125,955)	(8,979)
Total other income (expense)	(92,900)	(5,868)	(125,955)	(8,979)

Net loss before taxes	(107,183)	(131,337)	(419,551)	(270,798)

Income tax benefit	-	-	-	-

Net loss	$(107,183)	$(131,337)	$(419,551)	$(270,798)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
shares outstanding	69,472,407	69,000,000	69,234,927	69,000,000

See notes to financial statements

Joey New York, Inc.
(Formerly Pronto Corp.)
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(419,551)	$(270,798)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	981	982
Stock-based compensation	67,027	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(38,344)	(15,464)
Inventory	71,028	(37,094)
Increase (decrease) in operating liabilities:
Accounts payable	30,258	76,107
Accrued expenses	155,649	-
Cash flows from operating activities	(132,952)	(246,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans	116,683	242,784
Repayments of Loan(s)	(59,910)	-
Proceeds from issuance of stock	110,000	-
Cash flows from financing activities	166,773	242,784

Net increase (decrease) in cash and cash equivalents	33,821	(3,483)
Cash and cash equivalents, beginning of period	120	6,123
Cash and cash equivalents, end of period	$33,941	$2,640

Supplemental cash flow information
Cash paid for interest	$1,424	$1,068
Cash paid for taxes	$-	$-

Non-cash transactions:
Issuance of notes payable upon acquisition	$3,000,000	$-

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

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the nine month period ended November 30, 2014 the Company has incurred a loss from operations of $419,551. The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $808,626, as of November 30, 2014. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

Joey New York, Inc.

Notes to Consolidated Financial Statements

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Joey New York, Inc.

Notes to Consolidated Financial Statements

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH
For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

ACCOUNTS RECEIVABLE
The company uses the reserve method of accounting for doubtful accounts. There were no bad debts as of November 30, 2014 and December 31, 2013. Based on prior experience no provision for doubtful accounts was deemed necessary.

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

PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS
Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method.  Maintenance and repairs are expensed as incurred.  Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at November 30, 2014 and December 31, 2013.

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

Joey New York, Inc.

Notes to Consolidated Financial Statements

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ADVERTISING
Advertising costs are expensed as incurred.   Advertising costs incurred for the period ending November 30, 2014 and 2013 were $2,918 and $3,700, respectively.

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

Share-based expense for the nine month period ending November 30, 2014 and 2013 were $67,027 and $0, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include testing of product and outputs.  The Company spent $15,868 and $138 in research and development costs for the nine month periods ending November 30, 2014 and 2013, respectively.

Joey New York, Inc.

Notes to Consolidated Financial Statements

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Deferred tax assets or liabilities were off-set by a valuation allowance, therefore there has been no recognized benefit as of November 30, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2014  and 2013.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of November 30, 2014, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of November 30, 2014.

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

Joey New York, Inc.

Notes to Consolidated Financial Statements

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Joey New York, Inc.

Notes to Consolidated Financial Statements

NOTE 4.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of:

	November 30, 2014	December 31, 2013
Property and equipment	$6,543	$6,543
Less accumulated depreciation	4,350	3,151
Property and equipment, net	$2,193	$3,392

NOTE 5.  NOTES PAYABLE

The Company’s two Officers have advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances are payable and accrue interest at 2.6%.  The Company is indebted to its two Officers and Directors for an aggregate amount of $613,170, as of November 30, 2014.

On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two Officers.  The terms of the notes (2 each at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.  The company recorded this as accumulated deficit as the notes did not represent any prior or future compensation.

In accordance with the acquisition agreement, the previous majority shareholder and Director of the Company. received a promissory note payable of $15,600 for costs incurred prior to the acquisition.  The note has a stated interest rate of 5% and matures on July 12, 2014.  Payments on note totaled $15,000, with a remaining principle balance on the note of $600, as of November 30, 2014.

NOTE 6.  INCOME TAXES

The benefit from the operating loss for the period ended November 30, 2014, has been off-set by a valuation allowance.

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

Joey New York, Inc.

Notes to Consolidated Financial Statements

NOTE 7.  EQUITY (continued)

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

Financial Condition and Results of Operations

The comparative information presented is to the operating company (accounting acquirer) for the three and nine month periods s ending November 30, 2014 and 2013.

Three Month Periods Ending November 30, 2014 and 2013:
Revenues were $111,908 and $30,386 for the three month periods ending November 30, 2014 and 2013, respectively.  The increase in sales was not due to specific economic factors. Our gross profit was $56,349 (50% of sales) and $7,039 (23% of sales), respectively. Fluctuations in our operating margins are due to sales changes in sales volumes, mix of products sold and quantities.

During the three November 30, 2014, we incurred $70,632 in operating expenses compared to $132,508 during the comparable three period ended November 30, 2013.  The change in the operating expenses were $61,876 for the three month period ending November 30, 2014.  Changes were primarily due to the decrease of Selling and Marketing expenses of $57,202 mainly as a result of product launch activities being done in the prior periods maturing into continuing promotional activities. We do anticipate that our costs will potentially increase in future periods as we continue to development new business opportunities.

Nine Month Periods Ending November 30, 2014 and 2013:
Revenues were $144,469 and $79,918 for the nine month periods ending November 30, 2014 and 2013, respectively.  The increase in sales was not due to specific economic factors. Our gross profit was $71,624 (49% of sales) and $30,498 (38% of sales), respectively. Fluctuations in our operating margins are due to changes in sales volumes, mix of products sold and quantities.

During the nine month period ended November 30, 2014, we incurred $365,220 in operating expenses compared to $292,317 during the comparable nine month period ended November 30, 2013.  The change in the operating expenses were $72,903 for the nine month period ending November 30, 2014.  Changes were primarily due to the increase of professional fees of $135,358 mainly in support of complying with our disclosure requirements, the decrease in selling and marketing expense of $77,855, the development of new business opportunities and cost associated with our acquisition of RAR Beauty LLC in May of 2014. We do anticipate that our costs will potentially increase in future periods as we continue to development new business opportunities.

Liquidity and Capital Resources

As of November 30, 2014, our current assets were $100,782, of which $33,941 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our Officers, through traditional financial institutions or through the sale of our common stock.  As of November 30, 2014, our working capital deficit was $808,626, as compared to a working capital deficit of $603,504 as of December 31, 2013.

Cash Flows
We have not generated positive cash flows from operating activities.  For the nine month period ended November 30, 2014, net cash flows used in operating activities was $132,952, which was financed by proceeds from Officer advances, in the amount of $116,683 and sales of our common stock in the amount of $110,000. During the nine month period $59,910 was returned to our Officers for their advances.

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

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the nine month period ended November 30, 2014 the Company has incurred a loss from operations of $419,551. The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $808,626, as of November 30, 2014. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

Changes in Internal Control over Financial Reporting
We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3 - Defaults  Upon Senior Securities
No disclosure required.

Item 4 – Mine Safety Disclosures
No disclosure required.

Item 5 - Other Information
No disclosure required.

ITEM 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joey New York, Inc.

Date: January 20, 2015	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: January 20, 2015	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer