Form 10-Q
period 2015-05-31
JOEY NEW YORK, INC.
filed 2016-06-02
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 1, 2016 was 69,760,134 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Financial Statements
For the Three Months Ended May 31, 2015

Page
Financial Statements (Unaudited):
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Audited Consolidated Financial Statements	7

Joey New York, Inc.
Consolidated Balance Sheets
May 31, 2015 and February 28, 2015
(Unaudited)

	May 31, 2015	February 28, 2015
Assets
Current assets
Cash and cash equivalents	$990	$5,063
Accounts receivable, net	32,664	11,930
Inventory	8,144	31,249
Total current assets	41,798	48,242

Property and equipment, net	5,617	4,563
Advances to shareholder	-	-
Total assets	$47,416	$52,805

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$152,712	$158,943
Accrued liabilities	220,483	179,299
Advances – related party	625,922	567,298
Current portion of long-term debt	3,015,600	3,015,600
Total current liabilities	4,014,717	3,921,140

Long-term debt, net of current portion	-	-
Total liabilities	4,014,717	3,921,140

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 69,885,134 shares issued and outstanding	69,885	69,885
Additional paid in capital	(2,908,458)	(2,908,458)
Accumulated deficit	(1,128,728)	(1,029,762)
Total stockholder's deficit	(3,967,301)	(3,868,335)

Total liabilities and stockholder's equity	$47,416	$52,805

Joey New York, Inc.
Consolidated Statements of Operations
For the three months ended May 31, 2015 and 2014
(Unaudited)

	2015	2014
Revenues	$36,804	$20,416
Cost of sales	23,104	8,426
Gross margin	13,700	11,990

Operating expenses
Selling and marketing	590	12,954
Professional	18,793	31,971
General and administrative	48,505	78,393
Depreciation and amortization	164	327

Total operating expenses	68,052	123,645

Loss from operations	(54,352)	(111,655)

Interest expense	(44,614)	(17,843)

Loss before income taxes	(98,966)	(129,498)

Provision (benefit) for income taxes	-	-

Net loss	$(98,966)	$(129,498)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	69,885,134	69,000,000

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the three months ended May 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(98,966)	$(129,498)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	164	327
Stock based compensation	-	-
Bad debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	(20,733)	(3,000)
Inventory	23,104	4,032
Accounts payable	34,951	62,616
Income tax payable	-	-
Net cash used in operating activities	(61,479)	(65,523)

Cash flows from investing activities:
Purchases of property and equipment	(1,219)	(2,479)
Net cash used in investing activities	(1,219)	(2,479)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-
Proceeds from related party advances	58,625	65,431
Net cash from financing activities	58,625	65,431

Net change in cash and cash equivalents	(4,073)	(92)

Cash and cash equivalents, beginning of period	5,063	120
Cash and cash equivalents, end of period	$990	$28

Supplemental disclosure of cash flow information
Interest paid	$-	$3,066
Income taxed paid	$-	$-

Supplemental disclosures of non-cash transactions:
Issuance of notes payable in connection with the
recapitalization	$-	$3,000,000

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1.  NATURE OF BUSINESS

ORGANIZATION
Joey New York, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 22, 2011.  Effective August 27, 2013, the Board of Directors approved a name change to Joey New York, Inc.  On May 12, 2014, the Company merged with a Florida limited liability company, RAR Beauty, LLC, which distributes natural skin care and beauty products on the wholesale and retail levels and operates under the name of Joey New York and with Pronto Corp a registered company.  The Company accounted for the acquisition as a reverse merger whereby, the operations of RAR Beauty, LLC is the continuing entity for financial reporting purposes and the former members of RAR Beauty, LLC owning approximately 75% of the Company.  On May 12, 2014, RAR Beauty, LLC became a wholly owned subsidiary of the Company.

The Company through its wholly owned subsidiary, RAR Beauty, LLC doing business under the name Joey New York, distributes natural skin care and beauty products on wholesale and retail levels.

The Company's headquarters is based in Sunny Isles Beach, Florida. The Company seeks to increase market share and introduce its product line through multiple channel markets. The Company faces competition from nationally recognized firms that may have greater resources of personnel, capitalization, and reputation. The Company has therefore concentrated its efforts on product quality and performance.

Joey New York product lines include skin care treatments and beauty enhancements that are health conscious, effective and affordable. In keeping with our beauty mission, we have utilized the water from tender young green coconuts, blended with Indian ginseng extract, into our new fast-acting QUICK RESULTS skincare collection.

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2015, are not necessarily indicative of the results that may be expected for the year ending February 29, 2016.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, as filed with the Securities and Exchange Commission ("SEC") on June 1, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three months ended May 31, 2015 the Company has incurred a loss from operations of $98,966. The Company has a history of losses resulting in an accumulated deficit of $1,128,728.    The Company has negative working capital, in the amount of $3,972,918, as of May 31, 2015.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINANCIAL INSTRUMENTS
The Company's balance sheet includes certain financial instruments, primarily, cash, accounts receivable, inventory, accounts payable, and debt to related parties. The carrying amounts of current assets and current liabilities approximate their fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH
For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

ACCOUNTS RECEIVABLE
The company uses the reserve method of accounting for doubtful accounts. There were no bad debts as of May 31, 2015 and February 28, 2015. Based on prior experience no provision for doubtful accounts was deemed necessary.

CONCENTRATIONS AND CREDIT RISKS
The Company's financial instruments that are exposed to concentrations and credit risk primarily consist of its cash and accounts receivable.

Cash - The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS
Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method.  Maintenance and repairs are expensed as incurred.  Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at May 31, 2015.

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

REVENUE RECOGNITION
The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, "Revenue Recognition".  The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

We recognize a sale when the product has been shipped at which time risk of loss has passed to the customer and the above criteria have been met.

SHARE-BASED EXPENSE
ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized in the period of grant.

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Share-based expense for the three months ending May 31, 2015 and May 31, 2014 were $0 and $0, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include testing of product and outputs.  We spent $0 and $0 in research and development costs for the three months ending May 31, 2015 and 2014, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Deferred tax assets or liabilities were off-set by a 100% valuation allowance, therefore there has been no recognized benefit as of May 31, 2015.

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per share is calculated in accordance with ASC 260, "Earnings Per Share."  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2015 and May 31, 2014.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of May 31, 2015, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2015.

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Recent accounting pronouncements issued by the FASB (Accounting Standards Update, including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4.  INVENTORY

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

NOTE 5.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of May 31, 2015 and February 28, 2015:

	May 31, 2015	February 28, 2015
Property and equipment	$10,459	$9,240
Less accumulated depreciation	4,841	4,677
Property and equipment, net	$5,618	$4,563

Depreciation for the three months ending May 31, 2015 and May 31, 2014 was $164 and $1,148, respectively.

NOTE 6.  RELATED PARTY ADVANCES

The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $625,922 and $567,298, as of May 31, 2015 and February 28, 2015, respectively.

NOTE 7. LONG-TERM DEBT

On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two majority shareholders.  The terms of the notes (2, each at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.  The Company recorded this as an equity transaction as the notes did not represent any prior or future compensation.

In accordance with the acquisition agreement, the previous majority shareholder of Pronto Corp. received a promissory note payable of $15,600 for costs incurred prior to the acquisition.  The note has a stated interest rate of 5% and matures on July 12, 2014.

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8.  EQUITY

The Company is authorized to issue 1,500,000,000 shares of $0.001 par value common stock.

No equity transactions occurred during the three months ended May 31, 2015.

There are no warrants or options outstanding.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

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

The Company has limited needs for office administration and does not own or lease property or lease office space. The office space used by the Company was arranged by the officers and directors of the Company to use at no charge.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Legal and other matters

In the normal course of business, the Company may become a party to litigation matters involving claims against the Company.   The Company's management is unaware of any pending or threatened assertions and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 10. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Joey New York, Inc. was incorporated under the laws of the State of Nevada on December 22, 2011.  Our registration statement has been filed with the Securities and Exchange Commission on April 26, 2012 and was declared effective on August 27, 2012.  The Company completed the acquisition of an entity, RAR Beauty, LLC on May 12, 2014 and currently operates as a distributor of natural skin care and beauty products on the wholesale and retail levels

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-Q (the "Report"). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, on our Annual Report on Form 10-K and on our filings of Form 8-K with the Securities and Exchange Commission. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

 RESULTS OF OPERATION

 Three months ending May 31, 2015 and May 31,2014:

Revenues were $36,804 and $20,416 for the three months ending May 31, 2015 and May 31, 2014, respectively.  The increase in sales was primarily due to small customer base and not necessarily due to economic factors.    Our gross profit was $13,700 and $11,990 or 37% and 59% of revenue for the three months ending May 31, 2015 and 2014, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

During the three months ended May 31, 2015, we incurred $68,052 in operating expenses compared to $123,645 for the three months ended May 31, 2014.  The change in the operating expenses was due to the operating company expenses associated with the merger during the prior period. Significant expenses were professional fees which decreased from $31,971 to $18,793.  Professional fees in the prior period related to the merger transaction and regulatory compliance.  We acknowledge that our professional fees will continue due to compliance and regulatory costs.  Additionally, upon the raising of capital, we project additional costs of compensation and marketing.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015, our current assets were $41,798, of which $990 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of May 31, 2015, our working capital deficit was $3,972,918.

Cash Flows
We have not generated positive cash flows from operating activities.  For the three months ended May 31, 2015, net cash flows used in operating activities was $61,479, which was financed by proceeds from shareholder advances, in the amount of $58,625.

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

FINANCIAL INSTRUMENTS
The Company's balance sheet includes certain financial instruments, primarily, cash, accounts receivable, inventory, accounts payable, and debt to related parties. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has incurred a net loss, net cash used in operations for the three months ending May 31, 2015. Additionally, the Company has a history of net losses resulting in significant accumulated deficit and a working capital deficit, as of May 31, 2015.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been advances from related parties; there are no written or oral guarantees for the continuance of this funding practice. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report.  The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements.  When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report.  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in our various filings with the Securities and Exchange Commission.  We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Financial Condition and Results of Operations

The comparative information presented is to the operating company (accounting acquirer) for the three month periods ending May 31, 2015 and 2014.

Three Month Periods Ending May 31, 2015 and 2014:

Revenues were $36,804 and $20,416 for the three month periods ending May 31, 2015 and 2014, respectively.  The nominal increase in sales was not due to specific economic factors. Our gross profit was $13,700 (37% of sales) and $11,990 (59% of sales), respectively.  Fluctuations in our operating margins are due to sales changes in sales volumes, mix of products sold and quantities.

During the three month period ended May 31, 2015, we incurred $68,052 in operating expenses compared to $123,645 during the comparable three period ended May 31, 2014.  Changes were primarily due to the decrease of Selling and Marketing expenses to only $590, and a substantial reduction in both the costs of our operations and professional fees.  We do anticipate that our costs will potentially increase in future periods as we continue to development new business opportunities.

Liquidity and Capital Resources

As of May 31, 2015, our current assets were $41,798, of which $990 was in cash.   We did not have sufficient cash to meet our current obligations and required additional advances from our Officers and through the sale of our common stock.  As of May 31, 2015, our working capital deficit was $3,972,919, as compared to a working capital deficit of $3,872,898 as of February 28, 2015.  This principally consists of loans due to shareholders of $3,000,000 in the aggregate.

Cash Flows

We have not generated positive cash flows from operating activities.  For the three month period ended May 31, 2015, net cash flows used in operating activities was $61,479, which was principally financed by proceeds from Officer advances, in the amount of $58,625.

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

FINANCIAL INSTRUMENTS

The Company's balance sheet includes certain financial instruments, primarily, cash, accounts receivable, inventory, accounts payable, and debt to related parties. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three month period ended May 31, 2015 the Company has incurred a loss from operations of $54,352.  The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $1,128,728, as of May 31, 2015. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

 Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act reports is (1) recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A    - Risk    Factors

Not required for Smaller Reporting Companies.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, the Company issued 335,134 shares of common stock in satisfaction of legal and consultation services in the amount of $67,027.  The shares were valued at $0.20 per share, the best effort share selling price of current equity raise and accepted by the service provider.  The current trading market for our stock is thinly traded and believe that quotation price, at the time of the exchange, was not indicative of fair value, therefore believe that the value of the services are more measurable.

In July 2014, the Company received stock subscriptions for 550,000 restricted shares of common stock ($0.20 per share) in exchange for cash in the amount of $110,000.

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

Joey New York, Inc.

Date: June 1, 2016	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: June 1, 2016	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer