Form 10-Q
period 2015-08-31
JOEY NEW YORK, INC.
filed 2016-06-02
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Financial Statements
For the Three and Six Months Ended August 31, 2015

Page
Financial Statements (Unaudited):
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Audited Consolidated Financial Statements	7

Joey New York, Inc.
Consolidated Balance Sheets
August 31, 2015 and February 28, 2015
(Unaudited)

	August 31, 2015	February 28, 2015
Assets
Current assets
Cash and cash equivalents	$1,400	$5,063
Accounts receivable, net	34,206	11,930
Inventory	21,393	31,249
Total current assets	56,999	48,242

Property and equipment, net	5,454	4,563
Advances to shareholder	-	-
Total assets	$62,453	$52,805

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$144,026	$158,943
Accrued liabilities	261,667	179,299
Advances – related party	622,919	567,298
Current portion of long-term debt	3,015,600	3,015,600
Total current liabilities	4,044,212	3,921,140

Long-term debt, net of current portion	-	-
Total liabilities	4,044,212	3,921,140

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 70,135,159 and 69,885,134 shares issued and outstanding	70,135	69,885
Additional paid in capital	(2,858,703)	(2,908,458)
Accumulated deficit	(1,193,190)	(1,029,762)
Total stockholder's deficit	(3,981,758)	(3,868,335)

Total liabilities and stockholder's equity	$62,453	$52,805

Joey New York, Inc.
Consolidated Statements of Operations
For the three and six months ended August 31, 2015 and 2014
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Revenues	$17,306	$12,145	$54,110	$32,561
Cost of sales	19,377	8,860	42,481	17,286
Gross margin	(2,071)	3,285	11,629	15,275

Operating expenses
Selling and marketing	120	33,385	710	46,339
Professional	11,153	87,587	29,946	119,558
General and administrative	6,728	49,644	55,234	128,037
Depreciation and amortization	164	327	327	654

Total operating expenses	18,165	170,943	86,217	294,588

Loss from operations	(20,236)	(167,658)	(74,587)	(279,313)

Interest expense	(44,227)	(15,212)	(88,841)	(33,055)

Loss before income taxes	(64,463)	(182,870)	(163,428)	(312,368)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(64,463)	$(182,870)	$(163,428)	$(312,368)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	70,094,394	69,472,407	69,989,764	69,234,927

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the six months ended August 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(163,428)	$(312,368)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	327	654
Stock based compensation	-	67,027
Bad debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	(22,276)	(962)
Inventory	9,856	11,892
Accounts payable	67,449	103,199
Income tax payable	-	-
Net cash used in operating activities	(108,072)	(130,558)

Cash flows from investing activities:
Purchases of property and equipment	(1,219)	-
Net cash used in investing activities	(1,219)	-

Cash flows from financing activities
Proceeds from the sale of common stock	50,005	110,000
Proceeds from related party advances	55,623	39,900
Net cash from financing activities	105,628	149,900

Net change in cash and cash equivalents	(3,663)	19,462

Cash and cash equivalents, beginning of period	5,063	120
Cash and cash equivalents, end of period	$1,400	$19,462

Supplemental disclosure of cash flow information
Interest paid	$-	$3,066
Income taxed paid	$-	$-

Supplemental disclosures of non-cash transactions:
Issuance of notes payable in connection with the
recapitalization	$-	$3,000,000

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

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended November 30, 2015, are not necessarily indicative of the results that may be expected for the year ending February 29, 2016.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015, as filed with the Securities and Exchange Commission ("SEC") on June 1, 2016.
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

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the six months ended August 31, 2015 the Company has incurred a loss from operations of $163,428. The Company has a history of losses resulting in an accumulated deficit of $1,193,190.    The Company has negative working capital, in the amount of $3,981,758, as of August 31, 2015.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.
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

ACCOUNTS RECEIVABLE
The company uses the reserve method of accounting for doubtful accounts. There were no bad debts as of August 31, 2015 and February 28, 2015. Based on prior experience no provision for doubtful accounts was deemed necessary.

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS
Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method.  Maintenance and repairs are expensed as incurred.  Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at August 31, 2015.

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

Share-based expense for the three months ending August 31, 2015 and August 31, 2014 were $0 and $67,027, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include testing of product and outputs.  We spent $0 and $0 in research and development costs for the three months ending August 31, 2015 and 2014, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Deferred tax assets or liabilities were off-set by a 100% valuation allowance, therefore there has been no recognized benefit as of August  31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2015 and August 31, 2014.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of August 31, 2015, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of August 31, 2015.

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

NOTE 5.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of August 31, 2015 and February 28, 2015:

	August 31, 2015	February 28, 2015
Property and equipment	$10,459	$9,240
Less accumulated depreciation	5,004	4,677
Property and equipment, net	$5,545	$4,563

Depreciation for the three months ending August 31, 2015 and August 31, 2014 was $327 and $1,148, respectively.

NOTE 6.  RELATED PARTY ADVANCES

The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $622,919 and $567,298, as of August 31, 2015 and February 28, 2015, respectively.

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

In June 2015, the Company received stock subscriptions for 250,025 restricted shares of common stock ($0.20 per share) in exchange for cash in the amount of $50,005.

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

 RESULTS OF OPERATION

Six months ending August 31, 2015 and August 31,2014:

Revenues were $54,110 and $32,561 for the six months ending August 31, 2015 and August 31, 2014, respectively.  The increase in sales was primarily due to our small customer base and not necessarily due to economic factors.    Our gross profit was $11,629 and $15,275 or 21% and 47% of revenue for the six months ending August 31, 2015 and 2014, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

During the six months ended August 31, 2015, we incurred $86,217 in operating expenses compared to $294,588 for the six months ended August 31, 2014.  The change in the operating expenses was due to the operating company expenses associated with the merger during the prior period. Significant expenses were professional fees which decreased from $119,558 to $29,946.  Professional fees in the prior period related to the merger transaction and regulatory compliance.  We acknowledge that our professional fees will continue due to compliance and regulatory costs.  Additionally, upon the raising of capital, we project additional costs of compensation and marketing.

Three months ending August 31, 2015 and August 31,2014:

Revenues were $17,306 and $12,145 for the three months ending August 31, 2015 and August 31, 2014, respectively.  The increase in sales was primarily due to our small customer base and not necessarily due to economic factors.    Our gross profit was $(2,071) and $3,285 or (12)% and 27% of revenue for the three months ending August 31, 2015 and 2014, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

During the three months ended August 31, 2015, we incurred $18,165 in operating expenses compared to $170,943 for the three months ended August 31, 2014.  The change in the operating expenses was due to the operating company expenses associated with the merger during the prior period. Significant expenses were professional fees which decreased from $87,587 to $11,153.  Professional fees in the prior period related to the merger transaction and regulatory compliance.  We acknowledge that our professional fees will continue due to compliance and regulatory costs.  Additionally, upon the raising of capital, we project additional costs of compensation and marketing

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2015, our current assets were $56,999, of which $1,400 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of August 31, 2015, our working capital deficit was $3,987,212.

Cash Flows
We have not generated positive cash flows from operating activities.  For the three months ended August 31, 2015, net cash flows used in operating activities was $108,072, which was financed by proceeds from shareholder advances, in the amount of $105,628.

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has incurred a net loss, net cash used in operations for the three months ending August 31, 2015. Additionally, the Company has a history of net losses resulting in significant accumulated deficit and a working capital deficit, as of August 31, 2015.

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

Financial Condition and Results of Operations

The comparative information presented is to the operating company (accounting acquirer) for the three and six month periods ending August 31, 2015 and 2014.

Three Month Periods Ending August 31, 2015 and 2014:

Revenues were $17,306 and $12,145 for the three month periods ending August 31, 2015 and 2014, respectively.  The nominal increase in sales was not due to specific economic factors. Our gross loss for the three months ended August 31, 2015 was ($2,071) compared to a gross profit of $3,285 for the comparable period in 2014.  Fluctuations in our operating margins are due to sales changes in sales volumes, mix of products sold and quantities.

During the three month period ended August 31, 2015, we incurred $18,165 in operating expenses compared to $170,943 during the comparable three period ended August 31, 2014.  Changes were primarily due to a drastic decrease in each of Selling and Marketing expenses, and a substantial reduction in both the costs of our operations and professional fees.  We do anticipate that our costs will potentially increase in future periods as we continue to development new business opportunities.

Six Month Periods Ending August 31, 2015 and 2014:

Revenues were $54,110 and $32,562 for the six month periods ending August 31, 2015 and 2014, respectively.  The increase in sales was not due to specific economic factors. Our gross profit was $11,629 (21% of sales) and $15,275 (47% of sales), respectively. Fluctuations in our operating margins are due to changes in sales volumes, mix of products sold and quantities.

During the six month period ended August 31, 2015, we incurred $86,217 in operating expenses compared to $294,588 during the comparable six month period ended August 31, 2014.  Changes were primarily due to the decrease of professional fees due to no longer complying with our disclosure requirements (which is now corrected), as well as the decrease in selling and marketing expense to $710.  We do anticipate that our costs will potentially increase in future periods as we continue to development new business opportunities.

Liquidity and Capital Resources

As of August 31, 2015, our current assets were $56,999, of which $1,400 was in cash.   We did not have sufficient cash to meet our current obligations and required additional advances from our Officers and through the sale of our common stock.  As of August 31, 2015, our working capital deficit was $3,987,213, as compared to a working capital deficit of $3,872,898 as of February 28, 2015.  This principally consists of loans due to shareholders of $3,000,000 in the aggregate.

Cash Flows

We have not generated positive cash flows from operating activities.  For the three month period ended August 31, 2015, net cash flows used in operating activities was $108,072, which was principally financed by proceeds from Officer advances, in the amount of $55,623 and the sale of common stock of $50,005.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three month period ended August 31, 2015 the Company has incurred a loss from operations of $54,352.  The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $1,128,728, as of August 31, 2015. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

Changes in Internal Control over Financial Reporting

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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