Form 10-K
period 2016-02-28
JOEY NEW YORK, INC.
filed 2016-06-02
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2016

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
Yes [X]    No [   ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such  files.   Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 1, 2016, was $119,000.

(At May 31, 2016, the registrant had 69,000,000 shares of common stock issued and outstanding, of which 52,000,000 shares of common stock issued and outstanding were held by a sole office/director. Market value has been computed based upon the last closing price of the common stock on May 27, 2016.)

As of May 31, 2016, there were 69,000,000 shares of the registrant's common stock outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in our various filings with the Securities and Exchange Commission. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission's website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

BUSINESS HISTORY

Joey New York, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 22, 2011.

On May 12, 2014, the Company acquired RAR Beauty, LLC, a Florida Limited Liability Company formed on July 13, 2009 ("RAR").  RAR does business as and sells its beauty and skin care products under the name Joey New York.

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
Principal Products

 In the early 1990's the Joey New York brand pioneered the "instant visible results spa at home concept" and was the innovator of producing topical beauty products to complement and enhance the results of dermatological procedures to the prestige market.

Skincare expert and Founder Joey Chancis has reinvented the Joey New York brand.  One of the new and recently launched collections is the quick results coconut water product line.  These products are designed to deliver amazing results in a healthy new way with the help of one of nature's most healing, soothing ingredients: Young Green Tender Coconut Water.

Joey New York® formulates and develops trendsetting products that don't currently exist and fills a void in today's marketplace.  Joey is known for creating new market niches by constantly launching innovative new products utilizing the latest skin care technology and best raw materials available on the planet.  Joey New York® products are designed for at home use as topicals which are marketed to use in between  dermatological procedures and spa treatments such as peels, microdermabrasion and laser treatments.

The Joey New York® product line is a curated collection of "Hero Items" that instantly address specific skin needs.  These products are not meant to compete with other skin care products or brands on the market, but to complement them.

They are specifically designed to amplify any skin care regimen enhancing results.  The Quick Results® collection represents the culmination of 20+ years of experience in formulation and meeting the needs of Joey's loyal customers.  All products have been created with the "health conscious", ingredient savvy, and results-oriented consumer in mind.

THE COCONUT REVOLUTION: The Hawaiians call Coconut Water "NEOLANI" which means "Dew from the Heavens".  Through new technology, Joey New York® has formulated Coconut Water harvested from young, tender, green coconuts and integrated it with other active ingredients to develop its Quick Results® collection of skin care products.

Women take great interest in preserving their youthful appearances and good health.  Fresh Coconut Water offers unparalleled nutritional value that is rich in vitamins, minerals and protein.  It provides trace amounts of Calcium, Potassium, Folic Acid, Magnesium and Zinc, as well as protein for added moisturization to the skin.  Coconut Water naturally replenishes the skin with these nutrients restoring a healthy, youthful glow.

Marketing & Distribution Methods

SALES AND MARKETING STRATEGY.  Joey New York® will directly target certain vertical markets primarily driven by age, education and the demand for health and natural products.  Positioning is determined by developing small collections as opposed to being too "SKU" intensive in one category allowing diversity of product amongst a cross-section of the consumer base.  Joey fills a void in the market with items that previously were nonexistent and continually expanding a foothold in this space.  Efforts focused on advertising, editorial events, and training will help Joey remain relevant and current while being an innovative visionary.  Also, Joey will capitalize on retail relationships in the founder's rolodex developed through past commercial success.

SALES AND SUPPORT RESOURCES:  At present Joey Chancis is responsible for overseeing retail sales accounts in the professional and salon industry, as well as, boutique chain stores in the U.S.  Some of these stores have sold Joey's original collection in the past.

SHORT-TERM MARKETING STRATEGY: Joey New York® currently has a proven collection, called Quick Results®, with a strategy of having a strong retail presence in Masstige and specialty stores in the U.S. and internationally.

INTERNET MARKETING STRATEGY: Joey New York has plans to enhance its website and will add other technology components including: Quick response (QR) codes on all packaging that will revert back to the site and with product information, tutorials and "how to" videos for quick reference.

* JNY Mobile App.
* Strong social media campaigns through Instagram, YouTube, Twitter, Facebook and LinkedIn.
* Working with a website and SEO agency to complete the initial project utilizing the latest platform.
* "Pay Per Click" marketing program.

Background of Industry & Market Analysis

THE GLOBAL COSMECEUTICALS INDUSTRY: The global cosmetics market was approximately $233 billion in 2012 and is expected to reach $292 billion worldwide by 2017 with a Compound Annual Growth Rate (CAGR) of 4.6%. Cosmeceuticals are capturing an ever-growing share of this market from 13% in 2012 to an expected market share of 16% in 2017 with "skin care" cosmeceuticals as the largest vertical market dominating the category with a 60% share. Despite the ongoing economic difficulties in many parts of the world, the beauty industry continues to defy the downturn. NPD, R&D and the creation of new brands in the beauty sector is outperforming many other consumer industries and the outlook from analysts is largely positive.

"The resilience of the beauty industry is clear to see," says Mary-Ellen Field, Chairman of Brand Finance.  "If you compare it to other industries it's holding up very well.  Fashion for instance, with the exception of a few retailers, is really suffering."

The beauty industry's ability to weather the financial storm can be attributed to a number of factors: burgeoning consumerism in developing markets is providing demand for personal care and cosmetic products; while in more mature markets spending on discretionary items such as beauty products has increased at the expense of the bigger ticket items. Luxury brands, in particular, have enjoyed a renewed uptake.

Leading business intelligence provider GBI Research states that the global cosmeceuticals market will be driven by "technological advances and consumer awareness" and will "boost commercial potential for innovative and premium-priced products" through 2018.  GBI found that the global cosmeceuticals market was estimated to be worth $30.9 billion in 2011, having grown at a CAGR of 3.6% from $24.1 billion in 2004 and trending to conservatively reach $36.88 billion by 2016.  In 2011, the top five European countries accounted for almost 65% of the overall cosmeceuticals market, followed by the US as the single largest market.  This is mainly driven by the obsession with maintaining a youthful appearance, better results of cosmeceuticals, heavy marketing, slow economic improvement, and rising per-capita disposable income.

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

THE COSMECEUTICAL SKIN CARE MARKET: According to IBISWorld from 2008 to 2013, the market has experienced a CAGR of 11% and the current market size is estimated to $5 billion employing nearly 6800 people in 238 companies.  Over the past 5 years, strong investment in research and development and an aging population have underpinned rapid growth, even during the recession.  While growth is expected to slow slightly over the next four years as the market approaches saturation and competition heats up, higher demand from mass merchandisers and value-priced products will keep demand for the industry strong.  The cosmeceutical skincare production industry is in a growth stage of its life cycle.  Its contribution to the US economy – measured by its industry value added (IVA) – has far outpaced general economic growth and is expected to continue in this manner through the foreseeable future.  Over the 10 years to 2018, IBISWorld has experienced and anticipates IVA growth at an average annual rate of 8.1%; meanwhile, U.S. GDP is forecast to increase at an annualized 2.1%.

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

2. Kiehl's: Offers a complete line of cleansers, toners and moisturizers designed to work together to provide healthy skin. The Cosmetics Cop website claims that the best product to clean your face is Kiehl's Ultra Facial Cleanser. It is free from fragrance and gentle, yet can still remove most of your makeup.

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

10. Burt's Bees: Offers a complete line of all natural skin care products, including cleansers, toners and moisturizers. Marie Claire Magazine has the Burt's Bees Lemon Poppy Seed Facial Cleanser on their list of top six skin care products.

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

Research and Development

The Company has not incurred significant expense for research and development activities.  Research and development activities have been conducted by our CEO Joey Chancis utilizing her longstanding relationships with her preferred lab facilities and support staff.  We may incur significant expense for research and development activities in the future as we continue to develop.

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

The FD&C Act prohibits the marketing of adulterated or misbranded cosmetics in interstate commerce.  "Adulteration" refers to violations involving product composition--whether they result from ingredients, contaminants, processing, packaging, or shipping and handling.  "Misbranding" refers to violations involving improperly labeled or deceptively packaged products. Under the FD&C Act, a product also may be misbranded due to failure to provide material facts.  This means, for example, any directions for safe use and warning statements needed to ensure a product's safe use.

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

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol "JOEY". The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The closing sale price of our common stock on May 27, 2016 was $0.007.

Quarter Ended	High	Low
February 28, 2016	$0.02	$0.01
November 30, 2015	$0.01	$0.01
August 31, 2015	$0.02	$0.01
May 31, 2015	$0.25	$0.02
February 28, 2015	$0.30	$0.10
November 30, 2014	$1.30	$0.10
August 31, 2014	$1.65	$1.21
May 31, 2014	$1.60	$0.75
February 28, 2014	$1.25	$0.38

Note: The average trading volume per day of our common stock was less than 500 shares for the prior 12 month period.

Holders

As of May 28, 2016, there were approximately 26 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Recent Sales of Unregistered Securities

In January 2016, the Company received stock subscriptions for 250,000 restricted shares of common stock ($0.20 per share) in exchange for cash in the amount of $50,000.

Equity Compensation Plan Information

We currently have no Equity Compensation plans in place.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Joey New York, Inc. for the years ended February 28, 2016 and 2015.

Forward-Looking Statements

The following Management's Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Any statements that are not statements of historical fact are forward-looking statements.  When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements.  These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report.  Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors" in our various filings with the Securities and Exchange Commission.  We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at February 28, 2016 and February 28, 2015, respectively.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of February 28, 2015 the company had no potential dilutive shares outstanding.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance.  The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain.  To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company's deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position.  Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.  There were no unrecognized tax benefits for the years ended February 2016 and 2015.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board ("FASB") ASC 820-10, "Fair Value Measurements" , as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The carrying amounts of the Company's short-term financial instruments, including cash and accounts payable – related party approximate fair value due to the relatively short period to maturity for these instruments.

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

Year ended February 28, 2016 compared to year ended February 28, 2015

Our net loss for the year ended February 28, 2016 was $323,242 compared to a net loss of $477,001 during the year ended February 28, 2015.  These losses are attributable primarily to general and administrative expenses, but in 2015 we experienced a decrease in non-recurring professional fees. We expect these expenses to continue to increase as we push to develop increased sales volumes and increase distribution channels for our products.

During fiscal year ended February 28, 2016 we generated $54,388 in revenue compared to $156,146 in revenue during the fiscal year ended February 28, 2015.

Liquidity and Capital Resources

As of February 28, 2016, our current assets were $51,361 consisting of inventory, accounts receivable and cash and our total liabilities were $4,172,673 primarily consisting of long term debt of $3,015,600 (principally related to notes issued to our two majority shareholders) and advances from related parties in the amount of $656,063.

Cash Flows from Operating Activities

We have not yet generated significant cash flows from operating activities. For the fiscal year ended February 28, 2016, net cash used in operating activities was $160,098.  For the fiscal year ended February 28, 2014, net cash used in operating activities was $135,008.

Cash Flows from Financing Activities

We have financed our operations primarily from related party advances and proceeds from the sale of common stock.  For the year ended February 28, 2016 cash provided by related party advances was $63,830 and $100,005 from the sale of common stock.  For the year ended February 28, 2015 cash provided by related party advances was $30,710.

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

Going Concern

The independent auditors' report accompanying our February 28, 2016 and February 28, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated net loss of approximately $4,116,512 at February 28, 2016 and revenue of $54,388.

The Company does not yet have a history of financial stability.  Historically, the principal source of liquidity has been the issuance of equity securities and related party advances.  In addition, the Company is in the development stage and has generated no revenues since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management's plans, which include the raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

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

Item 8.  Financial Statements and Supplementary Data.

Joey New York, Inc.
Financial Statements
For the Years Ending February 29, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Joey New York, Inc.
Consolidated Balance Sheets
February 29, 2016 and February 28, 2015

	2016	2015
Assets
Current assets
Cash and cash equivalents	$7,903	$5,063
Accounts receivable, net	132	11,930
Inventory	43,326	31,249
Total current assets	51,361	48,242

Property and equipment, net	4,800	4,563
Total assets	$56,161	$52,805

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$156,976	$158,943
Accrued liabilities	344,034	179,299
Advances – related party	656,063	567,298
Current portion of long-term debt	3,015,600	3,015,600
Total current liabilities	4,172,673	3,921,140

Total liabilities	4,172,673	3,921,140

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 70,385,134 and 69,885,134 shares issued and outstanding	70,385	69,885
Additional paid in capital	(2,808,953)	(2,908,458)
Accumulated deficit	(1,377,944)	(1,029,762)
Total stockholder's deficit	(4,116,512)	(3,868,335)

Total liabilities and stockholder's equity	$56,161	$52,805

Joey New York, Inc.
Consolidated Statements of Operations
For the years ended February 29, 2016 and February 28, 2015

	2016	2015
Revenues	$54,388	$156,146
Cost of sales	46,414	104,783
Gross margin	7,974	51,363

Operating expenses
Selling and marketing	216	7,363
Professional	21,152	213,094
General and administrative	142,709	142,024
Depreciation and amortization	655	1,148

Total operating expenses	164,732	363,629

Loss from operations	(156,758)	(312,266)

Interest expense	(166,484)	(164,735)

Loss before income taxes	(323,242)	(477,001)

Provision (benefit) for income taxes	-	-

Net loss	$(323,242)	$(477,001)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	70,088,576	66,353,180

Joey New York, Inc.
Consolidated Statements of Stockholders' Deficit
For the years ended February 29, 2016

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of February 28, 2014	52,000,000	$52,000	$(52,000)	$(552,761)	$(552,761))

Recapitalization	17,000,000	17,000	(3,032,600)	-	(3,015,600)

Common stock for cash	550,000	550	109,450	-	110,000

Common stock for liabilities	335,134	335	66,692	-	67,027

Net loss	-	-	-	(477,001)	(477,001)

Balances as of February 28, 2015	69,885,134	69,885	(2,908,458)	(1,029,762)	(3,868,335)

Common stock for cash	500,000	500	99,505	-	100,005

Net loss	-	-	-	(323,242)	(323,242)

Balances as of February 29, 2016	70,385,134	70,385	$(2,808,953)	$(1,377,944)	$(4,116,512)

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the years ended February 29, 2016 and February 28, 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(323,242)	$(477,001)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	655	1,148
Stock based compensation	-	-
Bad debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	11,798	(11,066)
Inventory	(12,077)	68,588
Accounts payable and accrued expenses	162,768	283,323
Income tax payable	-	-
Net cash used in operating activities	(160,098)	(135,008)

Cash flows from investing activities:
Purchases of property and equipment	(892)	(2,479)
Net cash used in investing activities	(892)	(2,479)

Cash flows from financing activities
Proceeds from the sale of common stock	100,005	110,000
Proceeds from related party advances	63,830	30,710
Net cash from financing activities	163,830	140,710

Net change in cash and cash equivalents	2,840	3,223

Cash and cash equivalents, beginning of period	5,063	1,840
Cash and cash equivalents, end of period	$7,903	$5,063

Supplemental disclosure of cash flow information
Interest paid	$-	$1,424
Income taxed paid	$-	$-

Supplemental disclosures of non-cash transactions:
Issuance of notes payable in connection with the
recapitalization	$-	$3,000,000

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the year ended February 29, 2019 the Company has incurred a loss from operations of $323,242. The Company has a history of losses resulting in an accumulated deficit of $1,377,944.    The Company has negative working capital, in the amount of $4,121,312, as of February 29, 2016.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

CASH FLOWS REPORTING
The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

CASH
For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

ACCOUNTS RECEIVABLE
The company uses the reserve method of accounting for doubtful accounts. There were no bad debts as of February 29, 2016 and February 28, 2015. Based on prior experience no provision for doubtful accounts was deemed necessary.

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
February 29, 2016 and February 28, 2015

PROPERTY AND EQUIPMENT AND LONG-LIVED ASSETS
Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method.  Maintenance and repairs are expensed as incurred.  Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at February 29, 2016.

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

ADVERTISING
Advertising costs are expensed as incurred.   Advertising costs incurred for the period ending February 29, 2016 and February 28, 2015 were $60 and $4,458, respectively.

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

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

Share-based expense for the years ending February 29, 2016 and February 28, 2015 were $0 and $67,027, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include testing of product and outputs.  We spent $0 and $20,000 in research and development costs for the years ending February 29, 2016 and February 28, 2014, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Deferred tax assets or liabilities were off-set by a 100% valuation allowance, therefore there has been no recognized benefit as of February 29, 2016.

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 29, 2016 and February 28, 2015.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of February 29, 2016, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of February 28, 2015.

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
February 29, 2016 and February 28, 2015

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

NOTE 4.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of February 29, 2016 and February 28, 2015:

	2016	2015
Property and equipment	$10,459	$9,240
Less accumulated depreciation	5,659	4,677
Property and equipment, net	$4,800	$4,563

Depreciation for the years ending February 29, 2016 and February 28, 2015 was $655 and $1,148, respectively.

NOTE 5.  RELATED PARTY ADVANCES

The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $612,737 and $592,238, as of February 29, 2016 and February 28, 2015, respectively.

NOTE 6. LONG-TERM DEBT

On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two majority shareholders.  The terms of the notes (2, each at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.  The company recorded this as an equity transaction as the notes did not represent any prior or future compensation.

In accordance with the acquisition agreement, the previous majority shareholder of Pronto Corp. received a promissory note payable of $15,600 for costs incurred prior to the acquisition.  The note has a stated interest rate of 5% and matures on July 12, 2014.  Payments on note totaled $15,600, paid in full.

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

NOTE 7.  INCOME TAXES

Income taxes are provided based upon the liability method. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by accounting standards to allow recognition of such an asset.

At February 29, 2016 and February 28, 2015, the Company expected no net deferred tax assets to be recognized, resulting from net operating losses. Deferred tax assets were offset by a corresponding allowance of 100%.

For the tax year ended December 31, 2013, the predecessor entity to Joey New York, Inc. was a limited liability company, and as such, all tax benefits and obligations passed through the entity to its members. No provisions have been made prior to December 31, 2013, nor does management believe that any tax modifications would have a material effect on the financials.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

The income tax provision consists of the following as of February 29, 2016 and February 28, 2015:

	2016	2015

Current	$-	$-
Deferred	-	-

State and local
Current	-	-
Deferred	-	-
Income tax provision	$-	$-

At February 29, 2016, the Company had a net operating loss ("NOL") carry forward in the amount of approximately $469,000, available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

Deferred tax assets/liabilities were as follows:

	February 29, 2016	February 28, 2015
Net operating loss carry forward	$469,000	$359,000
Valuation allowance	(469,000)	(359,000)
Total	$-	$-

The valuation allowance was increased by $110,000 during fiscal year ended February 29, 2016.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended February 29, 2016 and February 28, 2015 is summarized below.

	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	(3.7)%	(3.7)%

Valuation allowance	37.7%	37.7%
Effective tax rate	-%	-%

No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.

NOTE 8.  EQUITY

The Company is authorized to issue 1,500,000,000 shares of $0.001 par value common stock.

In January 2016, the Company received stock subscriptions for 250,000 restricted shares of common stock ($0.20 per share) in exchange for cash in the amount of $50,000.

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

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

The following discussion should be read in conjunction with our consolidated financial statements, which are included elsewhere in this Form 10-K (the "Report"). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

 RESULTS OF OPERATION

 Years ending February 29, 2016 and February 28, 2015:

Revenues were $54,388 and $156,146 for the years ending February 29, 2016 and February 28, 2015, respectively.  The decrease in sales was primarily due to our decreasing customer base and not necessarily due to economic factors.    Our gross profit was $7,974 and $51,363 or 14.7% and 32.9% of revenue for the years ending February 29, 2016 and February 28, 2015.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

During the year ended February 29, 2016, we incurred $164,732 in operating expenses compared to $388,569 for the year ended February 28, 2015.  The change in the operating expenses was due to the operating company expenses associated with the merger during the year ended February 28, 2015. Significant expenses were professional fees which decreased from $238,034 to $21,152.  Professional fees relate to the merger transaction and regulatory compliance.  We acknowledge that our professional fees will continue due to the increased compliance and regulatory costs.  Additionally, upon the raising of capital, we project additional costs of compensation and marketing.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016, our current assets were $8,035, of which $7,903 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of February 29, 2016, our working capital deficit was $4,121,312.

Cash Flows
We have not generated positive cash flows from operating activities.  For the year ended February 29, 2016, net cash flows used in operating activities was $116,772, which was financed by proceeds from shareholder advances, in the amount of $20,499 and sales of our common stock in the amount of $100,005.

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

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has incurred a net loss, net cash used in operations for the year ending February 29, 2016. Additionally, the Company has a history of net losses resulting in significant accumulated deficit and a working capital deficit, as of February 29, 2016.

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

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On [date], the Company, through and with the approval of its Board of Directors, engaged Thayer O'Neal & Company, as its independent registered public accounting firm.

On [date], L.L. Bradford was dismissed as the Company's independent registered public.

Prior to engaging Thayer O'Neal, the Company did not consult with Thayer O'Neal regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Thayer O'Neal on the Company's financial statements, and Thayer O'Neal did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of L.L. Bradford regarding the Company's financial statements for the fiscal year ended February 28, 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended February 28, 2016 and during the period from February 28, 2016 to May 29, 2016, the date of dismissal, there were no disagreements with Thayer O'Neal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Thayer O'Neal would have caused it to make reference to such disagreement in its reports.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, consisting of a sole officer and director at that time, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our sole officer and director at that time concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, or person/s performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting . Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and director at that time, concluded that, as of February 28, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting .  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended February 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position

Joey Chancis	49	CEO and Director
Richard Roer	73	President and Director

Our Board of Directors consists of two members. We currently do not provide any cash remuneration for acting as a Director. A ll directors may, however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Joey Chancis became our Chief Executive Officer, Director, and principal shareholder upon the closing of the acquisition of RAR Beauty, LLC on May 12, 2014.  Mrs. Chancis founded the Joey New York Brand of products in 1993.  She is the innovative driving force, as well as the inspiration of the company and is responsible for all aspects of the business including product development, creativity, design, marketing, promoting, production, sales and management.  She is also the company's spokesperson.  Joey travels worldwide participating in personal appearances, events, television shows and radio, as well as, store openings and trade shows.  Mrs. Chancis gained exposure in the skin care and cosmetic industry while working for two major beauty companies where she experienced all sides of the business from R&D to sales and marketing.

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

Committees of the Board

Decisions of the Board of Directors are generally taken by written unanimous resolutions.  The current Board comprises two members and is intending to hold regularly scheduled meetings.  The entire board provides the functions of Audit, Compensation and Governance committees until such time as charters for these committees can be adopted and they can be populated by independent directors.

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

Compliance with Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the "reporting persons") file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own during the fiscal year ended February 28, 2015, Forms required, if any, were filed with the SEC by such reporting persons.

Changes in Nominating Procedures

None

Item 11.  Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the past two fiscal years ended February 28, 2016 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended February 28, 2014 and 2015 and

●
all individuals who served as executive officers of ours at any time during the fiscal year ended February 28, 2014 and 2015 and received annual compensation during the fiscal year ended February 28, 2014 and/or 2015 in excess of $100,000.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Joey Chancis, Chief Executive Officer and Director	2015 2016	0 0	0 0	0 0	0 0	0 0

Richard Roer, Director	2015 2016	0 0	0 0	0 0	0 0	0 0

Employment Agreements and Benefits

We currently do not currently provide any employee benefit or retirement programs. Our officers' salaries are determined by the Board of Directors. Officers and employees may receive bonuses from time to time in the form of cash or equity at the sole discretion of the Board of Directors.

We currently do not currently have any compensation agreements in place with our officers or directors.

We may also pay bonuses to our named executive officers and other employees at the discretion of the board of directors.

Outstanding Equity Awards

We did not have any outstanding equity awards with any of our executive officers named in the Summary Compensation Table, effective February 28, 2016.

Director Compensation

The following table sets forth compensation received by our directors in the fiscal year ended February 28, 2016.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Richard Roer	0	0	0	0	0
Joey Chancis	0	0	0	0	0

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

We did not pay director's fees or other cash compensation for services rendered as a director in the year ended February 28, 2016 or February 28, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 29, 2016, the beneficial ownership of Joey New York, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group.  Except as otherwise indicated, all shares are owned directly.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person's address is c/o Joey New York, Inc., Trump Tower I, 16001 Collins Ave. #3202, Sunny Isles Beach, Fl 33160. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after May 29, 2016 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

	Shares	Percentage
Joey Chancis (1)	29,500,000	42.75%
Richard Roer (2)	22,500,000	32.60%
Richard Chancis (5)	29,500,000	42.75%
Officers and Directors as a Group (2 persons)	52,000,000	75.36%

(1)
Joey Chancis is CEO and Director. Includes 7,000,000 shares held in the name of Richard Chancis, who is the spouse of Joey Chancis.  Joey Chancis holds directly 22,500,000 shares held in her name.   Does not include any shares owned by Richard Roer which is her father of which she disclaims beneficial ownership.

(2)	Richard Roer is President and Director. Does not include any shares owned by Joey Chancis which is his daughter of which he disclaims beneficial ownership.
(5)
Includes 22,500,000 shares held in the name of Joey Chancis, who is his spouse.  Richard Chancis holds directly 7,000,000 shares held in his name.  Does not include any shares owned by Richard Roer which is his father-in-law of which he disclaims beneficial ownership.

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

Item 13. Certain Relationships and Related Transaction, and Director Independence

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under "Director Compensation" and "Executive Compensation," the following is a description of transactions to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

As of the date of this Annual Report, other than as disclosed below and in this Current report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us.

On May 12, 2014, the Company completed an acquisition agreement with RAR Beauty, LLC, a Florida limited liability company ("RAR"). Pursuant to the Agreement the Company issued promissory notes totaling $3,000,000 due in twenty four months at 5% annual interest to the two members of RAR (Joey Chancis, our now CEO & Director and Richard Roer our now President & Director) in exchange for 100% of the membership interests of RAR.

During 2015, a director of the Company advanced $88,795.  During 2016, the same director advanced an additional .  The advances were non-interest bearing, unsecured and due on demand. As of February 28, 2016, the outstanding balance of related party advances is $656,063.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending February 28, 2016 and 2015 were: $ and $ , respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending February 28, 2016 and 2015.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending February 28, 2016 and 2015.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending February 28, 2016 and 2015 were $0 and $ 0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending February 28, 2015.  Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

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

2.1
Acquisition Agreement between Joey New York Inc., a Nevada corporation, RAR Beauty, LLC a Florida limited liability company, Joey Chancis, an individual and Member of RAR, Richard Roer, an individual and member of RAR, Richard Chancis, an individual and Svetlana Goffman, an individual; dated May 1, 2013, effective May 7, 2014.   Filed as exhibit 3.1 with the registrant's Current Report on Form 8-K; filed with the Securities and Exchange Commission on May 16, 2014.

3.1	Articles of Incorporation, filed as exhibit 3.1 with the registrant's Registration Statement on Form S-1; filed with the Securities and Exchange Commission on April 26, 2012.

3.1.1	Amended Articles of Incorporation; filed as exhibit 3.1 with the registrant's Current Report on Form 8-K; filed with the Securities and Exchange Commission on September 5, 2013.

3.2	Bylaws, filed as exhibit 3.2 with the registrant's Registration Statement on Form S-1; filed with the Securities and Exchange Commission on April 26, 2012.

10.1+
Promissory Note – Between Joey New York, Inc. and Joey Chancis, dated May 12, 2014. Filed as exhibit 10.1 with the registrant's Current Report on Form 8-K; filed with the Securities and Exchange Commission on May 16, 2014.

10.2+
Promissory Note – Between Joey New York, Inc. and Richard Roer Chancis, dated May 12, 2014. 2005. Filed as exhibit 10.2 with the registrant's Current Report on Form 8-K; filed with the Securities and Exchange Commission on May 16, 2014.

10.3+
Promissory Note – Between Joey New York, Inc. and Svetlana Gofman, dated May 12, 2014.   Filed as exhibit 10.3 with the registrant's Current Report on Form 8-K; filed with the Securities and Exchange Commission on May 16, 2014.

10.4*	Agreement – between the Company and CAP Greenburg LLC, effective May 20, 2014.

10.5
Independent Contractor's Agreement on March 27, 2012, between the Company and Maxim Belov, dated March 27, 2012. Filed as exhibit 10.3 with the registrant's Registration Statement on Form S-1; filed with the Securities and Exchange Commission on April 26, 2012.

10.6
Form of Common Stock Purchase Agreement.  We entered into respective agreements on this form with a total of 26 investors in August 2012 resulting in the issuance of 17,000,000 shares of common stock for total cash proceeds of $25,500.  Filed as exhibit 10.2 with the registrant's Registration Statement on Form S-1/A; filed with the Securities and Exchange Commission on July 19, 2012.

Exhibit No.	Description

21*	List of Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to Section 1350

32.2*	Certification of Chief Financial Officer pursuant to Section 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

*	Filed herewith
**	Furnished herewith
+	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joey New York, Inc.

June 1, 2016	By:	/s/ Joey Chancis
Joey Chancis
Chief Executive Officer
(Principal Executive Officer)

June 1, 2016	By:	/s/ Richard Roer
Richard Roer
President
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 1, 2016	/s/ Joey Chancis
Joey Chancis, Director
and Principal Executive Officer

Date: June 1, 2016	/s/ Richard Roer
Richard Roer, Director and Principal Financial Officer