Form 10-K/A
period 2016-02-28
JOEY NEW YORK, INC.
filed 2016-06-02
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Restatement

The Form 10K Filed by us on June 1, 2016 was inadvertently filed without the report of our independent registered accounting firm and without their audit adjustments.

This Form 10K is being restated to include their audit opinion and to properly reflect the impact on our financial statements of adjustments proposed by them resulting from their audits of our financial statements as of February 29, 2016 and February 28, 2015.

The financial impact of this restatement is detailed in the restatement footnote Note 11 included in the footnotes to our financial statements in the restated Form 10K.

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

Quarter Ended	High	Low
February 29, 2016	$0.02	$0.01
November 30, 2015	$0.01	$0.01
August 31, 2015	$0.02	$0.01
May 31, 2015	$0.25	$0.02
February 28, 2015	$0.30	$0.10
November 30, 2014	$1.30	$0.10
August 31, 2014	$1.65	$1.21
May 31, 2014	$1.60	$0.75
February 28, 2014	$1.25	$0.38

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to the historical operations and financial statements of Joey New York, Inc. for the years ended February 29, 2016 and 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at February 29, 2016 and February 28, 2015, respectively.

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

Year ended February 29, 2016 compared to year ended February 28, 2015

Our net loss for the year ended February 28, 2016 was $315,915 compared to a net loss of $529,841 during the year ended February 28, 2015.  These losses are attributable primarily to general and administrative expenses, but in 2015 we experienced a decrease in non-recurring professional fees. We expect these expenses to continue to increase as we push to develop increased sales volumes and increase distribution channels for our products.

During fiscal year ended February 28, 2016 we generated $54,388 in revenue compared to $144,746 in revenue during the fiscal year ended February 28, 2015.

Liquidity and Capital Resources

As of February 28, 2016, our current assets were $51,361 consisting of inventory, accounts receivable and cash and our total liabilities were $4,193,847 primarily consisting of notes payable of $3,000,000 (principally related to notes issued to our two majority shareholders) and advances from related parties in the amount of $612,737.

Cash Flows from Operating Activities

We have not yet generated significant cash flows from operating activities. For the fiscal year ended February 28, 2016, net cash used in operating activities was $116,445.  For the fiscal year ended February 28, 2014, net cash used in operating activities was $141,951.

Cash Flows from Financing Activities

We have financed our operations primarily from related party advances and proceeds from the sale of common stock.  For the year ended February 28, 2016 cash provided by related party advances was 20,449 and we generated $100,005 from the sale of common stock.  For the year ended February 28, 2015 cash provided by related party advances was $37,386 and we generated $110,000 from the sale of common stock.

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

Going Concern

The independent auditors' report accompanying our February 29, 2016 and February 28, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated net loss of approximately $4,116,512 at February 29, 2016 and revenue of $54,388.

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

Joey New York, Inc.
Financial Statements
For the Years Ending February 29, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Joey New York, Inc.

We have audited the accompanying consolidated balance sheets of Joey New York, Inc. (the "Company") as of February 29, 2016 and February 28, 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joey New York, Inc.  as of February 29, 2016 and February 28, 2015 and the results of its operations, changes in stockholders' equity, and cash flows for the years then ended, in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O'Neal Company, LLC

Thayer O'Neal Company LLC
Sugar Land, Texas
June 1, 2016

Joey New York, Inc.
Consolidated Balance Sheets
February 29, 2016 and February 28, 2015

	2016	2015
Assets
Current assets
Cash and cash equivalents	$7,903	$5,063
Accounts receivable, net	132	530
Inventory	43,326	31,249
Total current assets	51,361	36,842

Property and equipment, net	3,457	4,563
Total assets	$54,818	$41,405

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$156,975	$158,944
Accrued liabilities	424,135	197,742
Advances – related party	612,737	592,238
Notes payable	3,000,000	3,015,600
Total current liabilities	4,193,847	3,964,524

Total liabilities	4,193,847	3,964,524

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 70,385,134 and 69,885,134 shares issued and outstanding	70,385	69,885
Additional paid in capital	(2,810,897)	(2,910,402)
Accumulated deficit	(1,398,517)	(1,082,602)
Total stockholder's deficit	(4,139,029)	(3,923,119)

Total liabilities and stockholder's equity	$54,818	$41,405

  The Accompanying Notes are an Integral Part of These Financial Statements

Joey New York, Inc.
Consolidated Statements of Operations
For the years ended February 29, 2016 and February 28, 2015

	2016	2015
	(Restated)	(Restated)
Revenues	$54,388	$144,746
Cost of sales	46,414	104,783
Gross margin	7,975	39,964

Operating expenses
Selling and marketing	217	7,363
Professional	21,152	213,094
General and administrative	126,851	183,465
Depreciation and amortization	2,254	1,148

Total operating expenses	150,473	405,070

Loss from operations	(142,499)	(365,106)

Interest expense	(173,416)	(164,735)

Loss before income taxes	(315,914)	(529,841)

Provision (benefit) for income taxes	-	-

Net loss	$(315,914)	$(529,841)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	70,088,576	66,353,180

  The Accompanying Notes are an Integral Part of These Financial Statements

Joey New York, Inc.
Consolidated Statements of Stockholders' Deficit
For the years ended February 29, 2016

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
			(Restated)	(Restated)	(Restated)
Balances as of February 28, 2014	52,000,000	$52,000	$(52,000)	$(552,761)	$(552,761))

Recapitalization	17,000,000	17,000	(3,034,544)	-	(3,017,544)

Common stock for cash	550,000	550	109,450	-	110,000

Common stock for liabilities	335,134	335	66,692	-	67,027

Net loss	-	-	-	(529,841)	(529,841)

Balances as of February 28, 2015	69,885,134	69,885	(2,910,402)	(1,082,602)	(3,923,119)

Common stock for cash	500,000	500	99,505	-	100,005

Net loss	-	-	-	(315,914)	(315,914)

Balances as of February 29, 2016	70,385,134	70,385	$(2,810,897)	$(1,398,517)	$(4,139,029)

  The Accompanying Notes are an Integral Part of These Financial Statements

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the years ended February 29, 2016 and February 28, 2015

	2016	2015
Cash flows from operating activities:	(Restated)	(Restated)
Net loss	$(315,914)	$(529,841)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	2,325	1,526
Debt forgiveness	(15,600)	-
Changes in operating assets and liabilities:
Accounts receivable	398	52,973
Inventory	(12,077)	67,412
Accounts payable and accrued expenses	224,424	265,979
Income tax payable	-	-
Net cash used in operating activities	(116,445)	(141,951)

Cash flows from investing activities:
Purchases of property and equipment	(1,219)	(2,697)
Cash received from acquisition		120
Net cash used in investing activities	(1,219)	(2,577)

Cash flows from financing activities
Proceeds from the sale of common stock	100,005	110,000
Proceeds from related party advances	20,499	37,386
Net cash from financing activities	120,504	147,386

Net change in cash and cash equivalents	2,840	2,858

Cash and cash equivalents, beginning of period	5,063	2,205
Cash and cash equivalents, end of period	$7,903	$5,063

Supplemental disclosure of cash flow information
Interest paid	$-	$1,424
Income taxed paid	$-	$-

Supplemental disclosures of non-cash transactions:
Issued stock to settle accrued liability		67,027
Issuance of notes payable in connection with the
recapitalization	$-	$3,000,000

  The Accompanying Notes are an Integral Part of These Financial Statements

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the year ended February 29, 2016 the Company has incurred a loss from operations of $315,914. The Company has a history of losses resulting in an accumulated deficit of $1,398,517.    The Company has negative working capital, in the amount of $4,142,486, as of February 29, 2016.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred.  Research and development costs include testing of product and outputs.  We spent $0 and $20,000 in research and development costs for the years ending February 29, 2016 and February 28, 2015, respectively.

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

NOTE 4.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of February 29, 2016 and February 28, 2015:

	2016	2015
Property and equipment	$10,459	$9,240
Less accumulated depreciation	7,002	4,677
Property and equipment, net	$3,457	$4,563

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

NOTE 6. NOTES PAYABLE

On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two majority shareholders.  The terms of the notes (2, each at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.  The company recorded this as an equity transaction as the notes did not represent any prior or future compensation.

In accordance with the acquisition agreement, the previous majority shareholder of Pronto Corp. received a promissory note payable of $15,600 for costs incurred prior to the acquisition.  The note has a stated interest rate of 5% and matures on July 12, 2014.  Payments on note totaled $15,600, paid in full. On February 22, 2016, the shareholder signed a resignation letter to waive all claim including this note.

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

At February 29, 2016, the Company had a net operating loss ("NOL") carry forward in the amount of approximately $315,914, available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

Deferred tax assets/liabilities were as follows:

	February 29, 2016	February 28, 2015
Net operating loss carry forward	$288,000	$180,000
Valuation allowance	(288,000)	(180,000)
Total	$-	$-

The valuation allowance was increased by $108,000 during fiscal year ended February 29, 2016.

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

In July 2014, the Company issued 335,134 shares of common stock in satisfaction of legal and consultation services liability in the amount of $67,027.  The shares were valued at $0.20 per share, the best effort share selling price of current equity raise and accepted by the service provider.  The current trading market for our stock is thinly traded and believe that quotation price, at the time of the exchange, was not indicative of fair value, therefore believe that the value of the services are more measurable.

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

NOTE 11. RESTATEMENT

These financial statements are being restated to properly present financial position, results of operations, changes in stockholders' equity and cash flow resulting from the following revisions:

As of and for the year ended February 29, 2016:

(1)  Revise depreciation by $1,599

(2) Increase accrued expenses by $80,101, for liabilities associated with legal fees not previously recorded

(3) Reduced related party advances by $43,326

(4) Eliminate a note payable from a former shareholder by $15,600

The impact to the financial statements as of February 28, 2015 is detailed in the following table:

	As Originally Filed	As Restated	Restatement Adjustment
Balance sheet
Property and equipment	$4,800	$3,457	$(1,343)
Accrued liabilities	$344,034	$424,135	$80,101
Advances - related party	$656,063	$612,737	$(43,326)
Notes payable	$3,015,600	$3,000,000	$(15,600)
Additional paid in capital	$(2,808,953)	$(2,810,897)	$(1,944)
Accumulated deficit	$(1,377,944)	$(1,398,517)	$(20,573)
Statement of operations
General and administrative expenses	$142,709	$126,854	$(15,855)
Depreciation	$655	$2,254	$1,599
Interest expenses	$166,484	$173,416	$6,932

As of and for the year ended February 28, 2015:

(1)  Eliminate an account receivable in the amount of $11,399 originally reflect as a receivable from a customer resulting from a revenue transactions which was actually a credit provided by a vendor resulting from a purchase transaction

(2) Increase accrued expenses by $18,443 for liabilities associated with legal fees not previously recorded

(3) Reduced additional paid-in capital by $1,944 for an error associated with the re-characterization of equity resulting from the share exchange agreement of May 12, 2014

The impact to the financial statements as of February 28, 2015 is detailed in the following table:

	As originally Filed	As Restated	Adjustm ent Restatement
Balance sheet
Account receivable	$11,930	$531	$(11,399)
Accrued liabilities	$179,299	$197,742	$18,443
Advances - related party	$567,298	$592,238	$24,940
Additional paid in capital	$(2,908,458)	$(2,910,402)	$(1,944)
Accumulated deficit	$(1,029,762)	$(1,082,602)	$(52,840)
Statement of operations
Revenue	$156,146	$144,747	$(11,399)
Professional fees	$213,094	$238,034	$24,940
Net loss	$(477,001)	$(529,841)	$(52,840)

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

 RESULTS OF OPERATION

 Years ending February 29, 2016 and February 28, 2015:

Revenues were $54,388 and $144,746 for the years ending February 29, 2016 and February 28, 2015, respectively.  The decrease in sales was primarily due to our decreasing customer base and not necessarily due to economic factors.    Our gross profit was $7,975 and $39,964 or 14.7% and 27.6% of revenue for the years ending February 29, 2016 and February 28, 2015.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

During the year ended February 29, 2016, we incurred $150,473 in operating expenses compared to $405,070 for the year ended February 28, 2015.  The change in the operating expenses was due to the operating company expenses associated with the merger during the year ended February 28, 2015. Significant expenses were professional fees which decreased from $213,094 to $21,152.  Professional fees relate to the merger transaction and regulatory compliance.  We acknowledge that our professional fees will continue due to the increased compliance and regulatory costs.  Additionally, upon the raising of capital, we project additional costs of compensation and marketing.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016, our current assets were $51,361, of which $7,903 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of February 29, 2016, our working capital deficit was $4,142,486.

Cash Flows
We have not generated positive cash flows from operating activities.  For the year ended February 29, 2016, net cash flows used in operating activities was $116,445, which was financed by proceeds from shareholder advances, in the amount of $20,499 and sales of our common stock in the amount of $100,005.

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

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On August 3, 2015 the Company, through and with the approval of its Board of Directors, engaged Thayer O'Neal & Company, as its independent registered public accounting firm.

On February 23, 2015 L.L. Bradford was dismissed as the Company's independent registered public.

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

The report of L.L. Bradford regarding the Company's financial statements for the fiscal year ended February 28, 2015 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended February 29, 2016 and during the period from February 29, 2016 to May 29, 2016, the date of dismissal, there were no disagreements with Thayer O'Neal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Thayer O'Neal would have caused it to make reference to such disagreement in its reports.

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

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 29, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and director at that time, concluded that, as of February 29, 2016, our internal control over financial reporting was not effective.

The ineffective control over financial reporting resulted from a general lack of resources directed to our accounting and financial reporting functions and a lack of internal proficiency on matters of financial reporting. We are addressing this issue by entering into a contract with a competent outside contractor to outsource all of these functions and dedicating a significant amount of resources to enter into that agreement.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting .  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Nominating Procedures

None

Item 11.  Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the past two fiscal years ended February 29, 2016 to:

●
all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended February 29, 2016 and February 28, 2015 and

●
all individuals who served as executive officers of ours at any time during the fiscal year ended February 29, 2016 and February 28, 2015  and received annual compensation during the fiscal year ended February 29, 2016 and February 28, 2015 in excess of $100,000.

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

Outstanding Equity Awards

We did not have any outstanding equity awards with any of our executive officers named in the Summary Compensation Table, effective February 29, 2016.

Director Compensation

The following table sets forth compensation received by our directors in the fiscal year ended February 29, 2016.

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

We did not pay director's fees or other cash compensation for services rendered as a director in the year ended February 29, 2016 or February 28, 2015.

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

During 2015, a director of the Company advanced $88,795.  During 2016, the same director advanced an additional .  The advances were non-interest bearing, unsecured and due on demand. As of February 29, 2016, the outstanding balance of related party advances is $656,063.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending February 28, 2016 and 2015 were: $7,500 and $5,000 , respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending February 29, 2016 and 2015.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending February 29, 2016 and 2015.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending February 29, 2016 and 2015 were $0 and $ 0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normallyprovided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending February 29, 2016.  Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

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

Joey New York, Inc.

June 2, 2016	By:	/s/ Joey Chancis
Joey Chancis
Chief Executive Officer
(Principal Executive Officer)

June 2, 2016	By:	/s/ Richard Roer
Richard Roer
President
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 2, 2016	/s/ Joey Chancis
Joey Chancis, Director
and Principal Executive Officer

Date: June 2, 2016	/s/ Richard Roer
Richard Roer, Director and Principal Financial Officer