Form 10-Q/A
period 2015-05-31
JOEY NEW YORK, INC.
filed 2016-06-03
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Restatement

The Form 10Q Filed by us on June 1, 2016 was inadvertently filed without the certain adjustments.

This Form 10Q is being restated to properly reflect the impact on our financial statements of adjustments proposed by our independent registered accounting firm resulting from their review of our interim financial statements.

The financial impact of this restatement is detailed in the restatement footnote Note 11 included in the footnotes to our financial statements in the restated Form 10Q.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Financial Statements
For the Three Months Ended May 31, 2015

Page
Financial Statements (Unaudited):
Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to Audited Consolidated Financial Statements	8

Joey New York, Inc.
Consolidated Balance Sheets
May 31, 2015 and February 28, 2015
(Unaudited)

	May 31, 2015	February 28, 2015
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$990	$5,063
Accounts receivable, net	21,264	530
Inventory	8,145	31,249
Total current assets	30,399	36,842

Property and equipment, net	5,618	4,563
Advances to shareholder	-	-
Total assets	$30,016	$41,405

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$152,711	$158,944
Accrued liabilities	263,866	197,742
Advances – related party	625,923	592,238
Current portion of long-term debt	3,015,600	3,015,600
Total current liabilities	4,058,100	3,964,524

Long-term debt, net of current portion	-	-
Total liabilities	4,058,100	3,964,524

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 69,885,134 shares issued and outstanding	69,885	69,885
Additional paid in capital	(2,910,402)	(2,910,402)
Accumulated deficit	(1,181,567)	(1,082,602)
Total stockholder's deficit	(4,022,084)	(3,923,119)

Total liabilities and stockholder's equity	$36,016	$41,405

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Operations
For the three months ended May 31, 2015 and 2014
(Unaudited)

	2015	2014
	(Restated)	(Restated)

Revenues	$36,804	$20,416
Cost of sales	23,104	8,426
Gross margin	13,700	11,990

Operating expenses
Selling and marketing	590	12,954
Professional	18,793	31,971
General and administrative	48,505	78,393
Depreciation and amortization	164	327

Total operating expenses	68,052	123,645

Loss from operations	(54,352)	(111,655)

Interest expense	(44,614)	(17,843)

Loss before income taxes	(98,966)	(129,498)

Provision (benefit) for income taxes	-	-

Net loss	$(98,966)	$(129,498)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	69,885,134	69,000,000

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the three months ended May 31, 2015 and 2014
(Unaudited)

	2015	2014
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(98,966)	$(129,498)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	164	327
Stock based compensation	-	-
Bad debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	(20,733)	(3,000)
Inventory	23,104	4,032
Accounts payable	59,891	62,616
Income tax payable	-	-
Net cash used in operating activities	(36,539)	(65,523)

Cash flows from investing activities:
Purchases of property and equipment	(1,219)	(2,479)
Net cash used in investing activities	(1,219)	(2,479)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-
Proceeds from related party advances	33,685	65,431
Net cash from financing activities	33,685	65,431

Net change in cash and cash equivalents	(4,073)	(92)

Cash and cash equivalents, beginning of period	5,063	120
Cash and cash equivalents, end of period	$990	$28

Supplemental disclosure of cash flow information
Interest paid	$-	$3,066
Income taxed paid	$-	$-

Supplemental disclosures of non-cash transactions:
Issuance of notes payable in connection with the
recapitalization	$-	$3,000,000

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three months ended May 31, 2015 the Company has incurred a loss from operations of $98,966. The Company has a history of losses resulting in an accumulated deficit of $1,181,567.    The Company has negative working capital, in the amount of $4,022,084, as of May 31, 2015.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

NOTE 6.  RELATED PARTY ADVANCES

The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $625,923 and $592,237.60, as of May 31, 2015 and February 28, 2015, respectively.

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

NOTE 11. RESTATEMENT

These financial statements are being restated to properly present financial position, results of operations, changes in stockholders' equity and cash flow resulting from the following revisions:

As of and for the quarter ended May 31, 2015:

(1)  Eliminate an account receivable in the amount of $11,399 originally reflect as a receivable from a customer resulting from a revenue transactions which was actually a credit provided by a vendor resulting from a purchase transaction.

(2) Increase accrued expenses by $43,383, for liabilities associated with legal fees not previously recorded

(3) Reduced additional paid-in capital by $1,944 for an error associated with the re-characterization of equity resulting from the share exchange agreement of May 12, 2014

The impact to the financial statements as of May 31, 2015 is detailed in the following table:

	As Originally Filed	As Restated	Restatement Adjustment
Balance sheet
Account receivable	$32,664	$21,264	$(11,399)
Accrued liabilities	220,483	263,866	43,383
Additional paid in capital	(2,908,458)	(2,910,402)	(1,944)
Accumulated deficit	(1,128,728)	(1,181,567)	(52,839)
Statement of cash flow
Net cash used in operations	(61,479)	(36,539)	24,940
Net cash provided by financing activities	$58,625	$33,685	$(24,940)

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015, our current assets were $30,399, of which $990 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of May 31, 2015, our working capital deficit was $4,022,084.

Cash Flows

We have not generated positive cash flows from operating activities.  For the three months ended May 31, 2015, net cash flows used in operating activities was $36,539, which was financed by proceeds from shareholder advances, in the amount of $33,685.

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

Liquidity and Capital Resources

As of May 31, 2015, our current assets were $30,399, of which $990 was in cash.   We did not have sufficient cash to meet our current obligations and required additional advances from our Officers and through the sale of our common stock.  As of May 31, 2015, our working capital deficit was $4,022,084, as compared to a working capital deficit of $3,923,119 as of February 28, 2015.  This principally consists of loans due to shareholders of $3,000,000 in the aggregate.

Cash Flows
We have not generated positive cash flows from operating activities.  For the three month period ended May 31, 2015, net cash flows used in operating activities was $36,539, which was principally financed by proceeds from Officer advances, in the amount of $33,685.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three month period ended May 31, 2015 the Company has incurred a loss from operations of $54,352.  The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $1,181,567, as of May 31, 2015. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

 Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act reports is (1) recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Joey New York, Inc.

Date: June 3, 2016	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: June 3, 2016	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer