Form 10-Q/A
period 2015-08-31
JOEY NEW YORK, INC.
filed 2016-06-03
CIK 1542013

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

This Form 10Q is being restated to properly reflect the impact on our financial statements of adjustments proposed by our independent registered accounting firm resulting from their review of our interim financial statements

The financial impact of this restatement is detailed in the restatement footnote Note 11 included in the footnotes to our financial statements in the restated Form 10Q.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Financial Statements
For the Three and Six Months Ended August 31, 2015

Page
Financial Statements (Unaudited):
Consolidated Balance Sheets	5
Consolidated Statements of Operations	6
Consolidated Statements of Cash Flows	7
Notes to Audited Consolidated Financial Statements	8

Joey New York, Inc.
Consolidated Balance Sheets
August 31, 2015 and February 28, 2015
(Unaudited)

	August 31, 2015 (Restated)	February 28, 2015 (Restated)
Assets
Current assets
Cash and cash equivalents	$1,400	$5,063
Accounts receivable, net	22,807	530
Inventory	21,393	31,249
Total current assets	45,600	36,842

Property and equipment, net	5,454	4,563
Advances to shareholder	-	-
Total assets	$51,054	$41,405

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$144,026	$158,944
Accrued liabilities	305,050	197,742
Advances – related party	622,919	592,238
Current portion of long-term debt	3,015,600	3,015,600
Total current liabilities	4,087,595	3,964,524

Long-term debt, net of current portion	-	-
Total liabilities	4,087,595	3,964,524

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 70,135,159 and 69,885,134 shares issued and outstanding	70,135	69,885
Additional paid in capital	(2,860,647)	(2,910,402)
Accumulated deficit	(1,246,029)	(1,082,602)
Total stockholder's deficit	(4,036,541)	(3,923,119)

Total liabilities and stockholder's equity	$51,054	$41,405

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Operations
For the three and six months ended August 31, 2015 and 2014
(Unaudited)

	Three Months Ended August 31, (Restated)		Six Months Ended August 31, (Restated)
	2015	2014	2015	2014
Revenues	$17,487	$12,145	$54,291	$32,561
Cost of sales	19,558	8,860	42,662	17,286
Gross margin	(2,071)	3,285	11,629	15,275

Operating expenses
Selling and marketing	120	33,385	710	46,339
Professional	11,153	87,587	29,946	119,558
General and administrative	6,728	49,644	55,234	128,037
Depreciation and amortization	164	327	327	654

Total operating expenses	18,165	170,943	86,217	294,588

Loss from operations	(20,236)	(167,658)	(74,587)	(279,313)

Interest expense	(44,227)	(15,212)	(88,841)	(33,055)

Loss before income taxes	(64,463)	(182,870)	(163,428)	(312,368)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(64,463)	$(182,870)	$(163,428)	$(312,368)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	70,094,394	69,472,407	69,989,764	69,234,927

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the six months ended August 31, 2015 and 2014
(Unaudited)

	2015 (Restated)	2014 (Restated)
Cash flows from operating activities:
Net loss	$(163,428)	$(312,368)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	327	654
Stock based compensation	-	67,027
Bad debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	(22,276)	(962)
Inventory	9,856	11,892
Accounts payable	92,390	103,199
Income tax payable	-	-
Net cash used in operating activities	(83,130)	(130,558)

Cash flows from investing activities:
Purchases of property and equipment	(1,219)	-
Net cash used in investing activities	(1,219)	-

Cash flows from financing activities
Proceeds from the sale of common stock	50,005	110,000
Proceeds from related party advances	30,681	39,900
Net cash from financing activities	80,686	149,900

Net change in cash and cash equivalents	(3,663)	19,462

Cash and cash equivalents, beginning of period	5,063	120
Cash and cash equivalents, end of period	$1,400	$19,462

Supplemental disclosure of cash flow information
Interest paid	$-	$3,066
Income taxed paid	$-	$-

Supplemental disclosures of non-cash transactions:
Issuance of notes payable in connection with the
recapitalization	$-	$3,000,000

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

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the six months ended August 31, 2015 the Company has incurred a loss from operations of $163,428. The Company has a history of losses resulting in an accumulated deficit of $1,246,029.    The Company has negative working capital, in the amount of $4,041,996, as of August 31, 2015.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

CASH

For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instruments with original maturities of three months or less.

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

NOTE 5.  PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of August 31, 2015 and February 28, 2015:

	August 31, 2015	February 28, 2015
Property and equipment	$10,459	$9,240
Less accumulated depreciation	5,004	4,677
Property and equipment, net	$5,455	$4,563

Depreciation for the three months ending August 31, 2015 and August 31, 2014 was $327 and $1,148, respectively.

NOTE 6.  RELATED PARTY ADVANCES

The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $622,919 and $592,238, as of August 31, 2015 and February 28, 2015, respectively.

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

NOTE 11. RESTATEMENT

These financial statements are being restated to properly present financial position, results of operations, changes in stockholders' equity and cash flow resulting from the following revisions:

As of and for the year ended August 31, 2015:

(1)	Revised accounts receivable by $(11,399)
(2)	Revised accrued liabilities by $43,383
(3)	Revised additional paid in capital by $(1,944)
(4)	Revised accumulated deficit by $(52,839)
(5)	Revised revenue for statement of operation for three months by $181
(6)	Revised revenue for statement of operation for six months by $181
(7)	Revised Net cash used in operations by $24,942
(8)	Revised cash provided by financing activities by $(24,942)

The impact to the financial statements as of August 31, 2015 is detailed in the following table:

	As Originally Filed	As Restated	Restatement Adjustment
Balance sheet
Account receivable	$34,206	$22,807	$(11,399)
Accrued liabilities	261,667	305,050	43,383
Additional paid in capital	(2,858,703)	(2,860,647)	(1,944)
Accumulated deficit	(1,193,190)	(1,246,029)	(52,839)
Statement Operation for three months
Revenue	54,110	54,291	181
Statement Operation for six months
Revenue	17,306	17,487	181
Statement of cash flow
Net cash used in operations	(108,072)	(83,130)	24,942
Net cash provided by financing activities	$105,628	$80,686	$(24,942)

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

 RESULTS OF OPERATION

Six months ending August 31, 2015 and August 31,2014:

Revenues were $54,291 and $32,561 for the six months ending August 31, 2015 and August 31, 2014, respectively.  The increase in sales was primarily due to our small customer base and not necessarily due to economic factors.    Our gross profit was $11,629 and $15,275 or 21% and 47% of revenue for the six months ending August 31, 2015 and 2014, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

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

Three months ending August 31, 2015 and August 31,2014:

Revenues were $17,487 and $12,145 for the three months ending August 31, 2015 and August 31, 2014, respectively.  The increase in sales was primarily due to our small customer base and not necessarily due to economic factors.    Our gross profit was $(2,071) and $3,285 or (12)% and 27% of revenue for the three months ending August 31, 2015 and 2014, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

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

As of August 31, 2015, our current assets were $45,600, of which $1,400 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of August 31, 2015, our working capital deficit was $4,041,996.

Cash Flows
We have not generated positive cash flows from operating activities.  For the three months ended August 31, 2015, net cash flows used in operating activities was $83,130, which was financed by proceeds from shareholder advances, in the amount of $105,628.

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

Liquidity and Capital Resources

As of August 31, 2015, our current assets were $45,600, of which $1,400 was in cash.   We did not have sufficient cash to meet our current obligations and required additional advances from our Officers and through the sale of our common stock.  As of August 31, 2015, our working capital deficit was $4,041,996, as compared to a working capital deficit of $3,872,898 as of February 28, 2015.  This principally consists of loans due to shareholders of $3,000,000 in the aggregate.

Cash Flows

We have not generated positive cash flows from operating activities.  For the three month period ended August 31, 2015, net cash flows used in operating activities was $83,130, which was principally financed by proceeds from Officer advances, in the amount of $55,623 and the sale of common stock of $50,005.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three month period ended August 31, 2015 the Company has incurred a loss from operations of $54,352.  The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $4,041,996, as of August 31, 2015. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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