Form 10-Q/A
period 2015-11-30
JOEY NEW YORK, INC.
filed 2016-06-03
CIK 1542013

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

Joey New York, Inc.
Consolidated Balance Sheets
November 30, 2015 and February 28, 2015
(Unaudited)

	November 30, 2015 (Restated)	February 28, 2015 (Restated)
Assets
Current assets
Cash and cash equivalents	$195	$5,063
Accounts receivable, net	-	530
Inventory	-	31,249
Total current assets	195	36,842

Property and equipment, net	5,290	4,563
Advances to shareholder	-	-
Total assets	$5,485	$41,405

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$143,297	$158,943
Accrued liabilities	357,634	197,742
Advances – related party	631,737	592,238
Current portion of long-term debt	3,015,600	3,015,600
Total current liabilities	4,148,268	3,964,524

Long-term debt, net of current portion	-	-
Total liabilities	4,148,268	3,964,524

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 70,135,159 and 69,885,134 shares issued and outstanding	70,135	69,885
Additional paid in capital	(2,860,647)	(2,910,402)
Accumulated deficit	(1,352,270)	(1,082,602)
Total stockholder's deficit	(4,142,782)	(3,923,119)

Total liabilities and stockholder's equity	$5,485	$41,405

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Operations
For the three and nine months ended November 30, 2015 and 2014
(Unaudited)

	Three Months Ended November 30, (Restated)		Nine Months Ended November 30, (Restated)
	2015	2014	2015	2014
Revenues	$305	$111,908	$54,596	$144,469
Cost of sales	227	55,559	42,888	72,845
Gross margin	78	56,349	11,707	71,624

Operating expenses
Selling and marketing	60	10,913	770	57,252
Professional	3,603	26,250	33,549	145,808
General and administrative	59,071	33,142	114,305	161,179
Depreciation and amortization	164	327	491	981

Total operating expenses	62,898	70,632	149,115	365,220

Loss from operations	(62,820)	(14,283)	(137,408)	(293,596)

Interest expense	(43,421)	(92,900)	(132,261)	(125,955)

Loss before income taxes	(106,240)	(107,183)	(269,669)	(419,551)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(106,240)	$(107,183)	$(269,669)	$(419,551)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	70,094,394	69,472,407	69,989,764	69,234,927

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the nine months ended November 30, 2015 and 2014
(Unaudited)

	2015 (Restated)	2014 (Restated)
Cash flows from operating activities:
Net loss	$(269,669)	$(419,551)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	491	981
Stock based compensation	-	67,027
Bad debt	-	-
Changes in operating assets and liabilities:
Accounts receivable	531	(38,334)
Inventory	31,249	71,028
Accounts payable	144,244	185,907
Income tax payable	-	-
Net cash used in operating activities	(93,153)	(132,952)

Cash flows from investing activities:
Purchases of property and equipment	(1,219)	-
Net cash used in investing activities	(1,219)	-

Cash flows from financing activities
Proceeds from the sale of common stock	50,005	110,000
Proceeds from related party advances	39,499	56,773
Net cash from financing activities	89,504	166,773

Net change in cash and cash equivalents	(4,868)	33,821

Cash and cash equivalents, beginning of period	5,063	120
Cash and cash equivalents, end of period	$195	$33,941

Supplemental disclosure of cash flow information
Interest paid	$-	$1,424
Income taxed paid	$-	$-

Supplemental disclosures of non-cash transactions:
Issuance of notes payable in connection with the
recapitalization	$-	$3,000,000

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

NOTE 6.  RELATED PARTY ADVANCES

The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $631,737 and $592,238, as of November 30, 2015 and February 28, 2015, respectively.

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

NOTE 11. RESTATEMENT

These financial statements are being restated to properly present financial position, results of operations, changes in stockholders' equity and cash flow resulting from the following revisions:

As of and for the quarter ended November 30, 2015:

(1)  Increase accrued liabilities by $54,784 for liabilities associated with legal fees not previously recorded

(2) Reduce additional paid-in capital by $1,944 for an error associated with the re-characterization of equity resulting from the share exchange agreement of May 12, 2014

(3) Reduced related party advances by $43,326

(4) Increase accumulated deficit by $52,839

(5) Eliminate an account receivable in the amount of $11,399 originally reflected as a receivable from a customer resulting from a revenue transaction which was actually a credit provided by a vendor resulting from a purchase transaction

(6) Increase accounts payable by $36,340

(7) Reduce proceeds from related party advances by $24,942

The impact to the financial statements as of November 30, 2015 is detailed in the following table:

	As Originally Filed	As Restated	Restatement Adjustment
Balance sheet
Accrued liabilities	$302,850	$357,634	$54,784
Additional paid in capital	$(2,858,703)	$(2,860,647)	$(1,944)
Accumulated deficit	$(1,299,431)	$(1,352,270)	$(52,839)
Statement of cash flow
Accounts receivable	$11,930	$531	$(11,399)
Accounts payable	$107,904	$144,244	$36,340
Proceeds from related party advances	$64,441	$39,499	$(24,942)

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

 RESULTS OF OPERATION

Nine months ending November 30, 2015 and November 30,2014:

Revenues were $54,596 and $144,469 for the nine months ending November 30, 2015 and 2014, respectively.  The decrease in sales was primarily due to our small customer base and not necessarily due to economic factors.    Our gross profit was $11,707 and $72,845 or 22% and 50% of revenue for the nine months ending November 30, 2015 and 2014, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

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

Three months ending November 30, 2015 and November 30, 2014:

Revenues were $305 and $111,908 for the three months ending November 30, 2015 and November 30, 2014, respectively.  The decrease in sales was primarily due to lack of capital to acquire products to sell and our small customer base.    Our gross profit was $78 and $56,349 for the three months ending November 30, 2015 and 2014, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

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

As of November 30, 2015, our current assets were $195 in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of November 30, 2015, our working capital deficit was $4,148,072.

Cash Flows
We have not generated positive cash flows from operating activities.  For the nine months ended November 30, 2015, net cash flows used in operating activities was $93,153. Cash flow from financing activities was $89,504 flow which was financed by proceeds from shareholder advances $39,499 and sale of common stock in the amount of $50,005.

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

Three Month Periods Ending November 30, 2015 and 2014:

Revenues were $305 and $111,908 for the three month periods ending November 30, 2015 and 2014, respectively.  The substantial decrease in sales was due to a restructure of the Company's sales model and platform.  Our gross loss for the three months ended November 30, 2015 was ($106,240) compared to a gross loss of ($107,183) for the comparable period in 2014.  Fluctuations in our operating margins are due to sales changes in sales volumes, mix of products sold and quantities.

During the three month period ended November 30, 2015, we incurred $62,898 in operating expenses compared to $70,623 during the comparable three period ended November 30, 2014.   We do anticipate that our costs will potentially increase in future periods as we continue to development new business opportunities.

Nine Month Periods Ending November 30, 2015 and 2014:

Revenues were $54,596 and $144,469 for the nine month periods ending November 30, 2015 and 2014, respectively.  The decrease in sales was due to a restructure of the Company's sales model and platform during the most recent quarter.  Our gross profit was $11,707 (22% of sales) and $71,624 (50% of sales), respectively.  Fluctuations in our operating margins are due to changes in sales volumes, mix of products sold and quantities.

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

Liquidity and Capital Resources

As of November 30, 2015, our current assets were $195, all of which was in cash.   We did not have sufficient cash to meet our current obligations and required additional advances from our Officers and through the sale of our common stock.  As of November 30, 2015, our working capital deficit was $4,148,072, as compared to a working capital deficit of $3,923,119 as of February 28, 2015.  This principally consists of loans due to shareholders of $3,000,000 in the aggregate.

Cash Flows

We have not generated positive cash flows from operating activities.  For the nine month period ended November 30, 2015, net cash flows used in operating activities was $93,153, which was principally financed by proceeds from Officer advances, in the amount of $39,499 and the sale of common stock of $50,005.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three month period ended November 30, 2015 the Company has incurred a loss from operations of $62,898.  The Company has a history of losses resulting in an accumulated deficit. The Company has negative working capital, in the amount of $4,148,072, as of November 30, 2015. The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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