Form 10-Q
period 2016-05-31
JOEY NEW YORK, INC.
filed 2016-07-19
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

The number of shares outstanding of each of the issuer's classes of common equity as of July 14, 2016 was 72,385,134 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Financial Statements
For the Three Months Ended May 31, 2016

Page
Financial Statements (Unaudited):
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Unaudited Consolidated Financial Statements	7

Joey New York, Inc.
Consolidated Balance Sheets
May 31, 2016 and February 28, 2016
(Unaudited)

	May 31, 2016	February 29, 2016

Assets
Current assets
Cash and cash equivalents	$2,382	$7,903
Accounts receivable, net	275	132
Due from common shareholder entity- related party	42,613	-
Inventory	432,83	43,326
Total current assets	88,553	51,361

Property and equipment, net of $7,464 and $7,002 of depreciation, respectively	5,470	3,457

Total assets	$94,023	$54,818

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$156,975	$156,975
Accrued liabilities	501,586	424,135
Shareholder advances – related party	623,987	612,737
Current portion of long-term debt	3,000,000	3,000,000
Total current liabilities	4,282,547	4,193,847

Total liabilities	4,282,547	4,193,847

Commitments and Contingencies

Stockholder's deficit
Common stock $0.001 par value; 1,500,000,000 shares authorized; ,72,385,134 and 70,385,134 shares issued and outstanding	72,385	70,385
Additional paid in capital	(2,772,897)	(2,810,897)
Stock subscription receivable	(1,000)	-
Accumulated deficit	(1,487,012)	(1,398,517)
Total stockholder's deficit	(4,188,524)	(4,139,029)

Total liabilities and stockholder's equity	$94,023	$54,818

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Operations
For the three months ended May 31, 2016 and 2015
(Unaudited)

	2016	2015

Revenues	$143	$36,804
Cost of sales	43	23,104
Gross margin	100	13,700

Operating expenses
Selling and marketing	3,043	590
Professional fees	21,242	18,793
General and administrative	19,735	48,505
Depreciation and amortization	462	164

Total operating expenses	44,382	68,052

Loss from operations	(44,382)	(54,352)

Interest expense	(44,114)	(44,614)

Loss before income taxes	(88,495)	(98,966)

Provision (benefit) for income taxes	-	-

Net loss	$(88,495)	$(989,66)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	71,863,395	69,885,134

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the three months ended May 31, 2016 and 2015
(Unaudited)

	2016		2015

Cash flows from operating activities:
Net loss		$(88,495)	$(98,966)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization		462	164
Changes in operating assets and liabilities:
Accounts receivable		(143)	(20,733)
Inventory		43	23,104
Due from related party		(42,613)	-
Accounts payable		-	59,891
Accrued liabilities		77,451	-
Net cash used in operating activities		(53,296)	(36,539)

Cash flows from investing activities:
Purchases of property and equipment		(2,475)	(1,219)
Net cash used in investing activities		(2,475)	(1,219)

Cash flows from financing activities
Proceeds from the sale of common stock		39,000	-
Proceeds from related party advances		11,250	33,685
Net cash from financing activities		50,250	33,685

Net change in cash and cash equivalents		(5,521)	(4,073)

Cash and cash equivalents, beginning of period		7,903	5,063
Cash and cash equivalents, end of period		$2,382	$990

Supplemental disclosure of cash flow information		2,631	-
Interest paid	$		$-
Income taxed paid		$-	$-

Supplemental disclosures of non-cash transactions:
Stock subscription receivable		$1,000	$-

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Notes to Consolidated Financial Statements May 31, 2016
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

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2016, are not necessarily indicative of the results that may be expected for the year ending February 28, 2017.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016, as filed with the Securities and Exchange Commission ("SEC") on June 2, 2016.

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

Joey New York, Inc.
Notes to Consolidated Financial Statements May 31, 2016
(Unaudited)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three months ended May 31, 2016 the Company has incurred a loss from operations of $88,495. The Company has a history of losses resulting in an accumulated deficit of $1,487,012. The Company has negative working capital, in the amount of $4,192,994, as of May 31, 2016.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2016 and May 31, 2015.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of May 31, 2016, the Company had no dilutive potential common shares.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2016.

Joey New York, Inc.
Notes to Consolidated Financial Statements May 31, 2016
(Unaudited)

RECENTLY ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements issued by the FASB (Accounting Standards Update, including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $623,987 and $612,738 as of May 31, 2016 and February 29, 2016, respectively.

From April 2016, the company has occasionally paid portion of operation fund behalf its common shareholder related party entity. The aggregate amount of due from the related party is $42,613 and $0 as of May 31, 2016 and February 29, 2016, respectively.

NOTE 5. LONG-TERM DEBT

On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two majority shareholders.  The terms of the two notes (each at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.

On May 12, 2016, the promissory notes were renewed and are at a stated interest rate of 5% and mature on May 12, 2017.

NOTE 6.  EQUITY

The Company is authorized to issue 1,500,000,000 shares of $0.001 par value common stock.

During the three months ended May 31, 2016, the company issued 2,000,000 shares of common stock at $0.02 per share to one investor. The sold stock price is based on fair market value.

There are no warrants or options outstanding.

Joey New York, Inc.
Notes to Consolidated Financial Statements May 31, 2016
(Unaudited)

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATION

 Three months ending May 31, 2016 and May 31, 2015:

Revenue

Revenues were $ 143 and $36,804 for the three months ending May 31, 2016 and May 31, 2015, respectively.  The decrease in sales was primarily due to drop of customer demand. Our gross profit was $100 and $13,700 or 70% and 37% of revenue for the three months ending May 31, 2016 and 2015, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

Operating Expenses

During the three months ended May 31, 2016, we incurred $ 44,382 in operating expenses compared to $68,052 for the three months ended May 31, 2015. The total $23,570 decrease was mainly due to the $28,770 decrease in office expense. The decreases were partially offset by $2,449 increase in professional fees and $2,453 increase in selling and marketing expense. We acknowledge that our professional fees will continue due to compliance and regulatory costs.  Additionally, upon the raising of capital, we project additional costs of compensation and marketing.

Other Expenses

 Other expenses consisted only interest expense. Interest expense decreased to $44,114 for the three months ended May 31, 2016, from $44,614 for the three months ended May 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2016, our current assets were $ 89,553, comprising of cash of $2,382, account receivable of 1,275, due from related party of $42,613 and inventory of $43,283.  We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock. As of May 31, 2016, our working capital deficit was $ 4,192,994.

Cash Flows

We have not generated positive cash flows from operating activities.  For the three months ended May 31, 2016, net cash flows used in operating activities was $ 53,296, which was financed by proceeds from shareholder advances of $11,250 and from the sale common stock of $39,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Joey New York, Inc.

Date: July 19, 2016	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: July 19, 2016	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer