Form 10-Q/A
period 2015-11-30
JOEY NEW YORK, INC.
filed 2016-08-23
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE

Joey New York, Inc. is filing this Amendment No. 2 to the Form 10-q for the period ended November 30, 2015, previously filed on June 2, 2016, to provide interactive data required by SEC rules and regulations

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joey New York, Inc.

Date: August 23, 2016	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: August 23, 2016	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer