Form 10-K/A
period 2016-02-28
JOEY NEW YORK, INC.
filed 2016-08-23
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Joey New York, Inc. is filing this Amendment No. 2 to the Form 10-K for the period ended February 29, 2016, previously filed on June 2, 2016, to provide interactive data required by SEC rules and regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joey New York, Inc.

August 23, 2016	By:	/s/ Joey Chancis
Joey Chancis
Chief Executive Officer
(Principal Executive Officer)

August 23, 2016	By:	/s/ Richard Roer
Richard Roer
President
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 23, 2016	/s/ Joey Chancis
Joey Chancis, Director
and Principal Executive Officer

Date: August 23, 2016	/s/ Richard Roer
Richard Roer, Director and Principal Financial Officer