Form 10-Q/A
period 2016-05-31
JOEY NEW YORK, INC.
filed 2016-08-25
CIK 1542013

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 22, 2016 was 27,848,898 shares of common stock.

EXPLANATORY NOTE

Joey New York, Inc. is filing this Amendment No. 1 to the Form 10-q for the period ended May 31, 2016, previously filed on June 2, 2016, to provide interactive data required by SEC rules and regulations.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joey New York, Inc.

Date: August 25, 2016	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: August 25, 2016	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer