Form 10-Q/A
period 2016-05-31
JOEY NEW YORK, INC.
filed 2016-08-25
CIK 1542013

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

EXPLANATORY NOTE

Joey New York, Inc. is filing this Amendment No. 2 to the Form 10-Q for the period ended May 31, 2016, previously filed on August 25, 2016, to correct the context on the Balance Sheet that was inadvertantly provided on the first amendment in the interactive data required by SEC rules and regulations.

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