Form 10-Q
period 2016-08-31
JOEY NEW YORK, INC.
filed 2016-10-24
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

The number of shares outstanding of each of the issuer's classes of common equity as of October 23, 2016 was 27,862,019 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Financial Statements
For the Three and Six Months Ended August 31, 2016

Page
Financial Statements (Unaudited):
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Audited Consolidated Financial Statements	7

Joey New York, Inc.
Consolidated Balance Sheets
As of August 31, 2016 and 2015
(Unaudited)

	August 31, 2016	February 29, 2016
Assets
Current assets
Cash and cash equivalents	$18,929	$7,903
Accounts receivable, net	275	132
Inventory	75,690	43,326
Total current assets	94,894	51,361
Goodwill	75,588	-
Property and equipment, net	21,178	3,457
Total assets	$191,660	$54,818

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$321,953	$156,975
Accrued liabilities	508,142	424,135
Shareholder advances – related party	628,570	612,737
Notes payable – related party	3,000,000	3,000,000
Total current liabilities	4,458,665	4,193,847
Total liabilities	4,458,665	4,193,847

Commitments and Contingencies

Stockholder's deficit
Preferred stock, 100,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 27,862,019 and 351,926 shares issued and outstanding	27,862	352
Additional paid in capital	(2,625,711)	(2,740,864)
Stock subscription receivable	(1,000)	-
Accumulated deficit	(1,668,156)	(1,398,517)
Total stockholder's deficit	(4,267,005)	(4,139,029)
Total liabilities and stockholder's deficit	$191,660	$54,818

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Operations
For the periods ended August 31, 2016 and 2015
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015 (Restated)	2016	2015 (Restated)
Revenues	$45,570	$17,306	$45,713	$54,291
Cost of sales	1,931	19,377	1,973	42,662
Gross margin	43,639	(2,071)	43,740	11,629

Operating expenses	178,578	18,165	223,059	86,217

Loss from operations	(134,938)	(20,236)	(179,320)	(74,587)

Other (expense)
Interest expense	(46,206)	(44,227)	(90,319)	(88,841)

Loss before income taxes	(181,144)	(64,463)	(269,639)	(163,428)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(181,144)	$(64,463)	$(269,639)	$(163,428)
Basic and diluted loss per share	$(0.03)	$(0.18)	$(0.07)	$(0.47)

Weighted average shares outstanding	6,997,796	350,471	3,678,556	349,948

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the six months ended August 31, 2016 and 2015
(Unaudited)

	2016	2015 (Restated)
Cash flows from operating activities
Net loss	$(269,639)	$(163,428)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	674	327
Changes in operating assets and liabilities:
Accounts receivable	(143)	(22,276)
Inventory	(32,364)	9,856
Accounts payable	164,978	92,390
Accrued expenses	158,007	-
Net cash provided by (used in) operating activities	21,513	(83,130)

Cash flows from investing activities
Purchases of property and equipment	(18,395)	(1,219)
Net cash used in investing activities	(18,395)	(1,219)

Cash flows from financing activities
Proceeds from the sale of common stock	-	50,005
Proceeds from related party advances	7,908	30,681
Net cash from financing activities	7,908	80,686

Net change in cash and cash equivalents	11,026	(3,663)
Cash and cash equivalents, beginning of period	7,903	5,063
Cash and cash equivalents, end of period	$18,929	$1,400

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing activities
Common shares issued for acquisition of subsidiary	$75,588	$-
Non-cash financing activities
Accrued expenses waived for common shares	$74,000

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Notes to Consolidated Financial Statements
August 31, 2016
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
On February 26, 2016 Joey New York, Inc. ("JOEY" or the "Company") entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Joey Merger Subsidiary, Inc., a Nevada Corporation ("Merger Sub"), with Merger Sub being the surviving entity but with a name change to Joey New York, Inc..   As part of that merger, each 200 shares of our common stock were exchanged for one share in the surviving company.  The officers and directors of JOEY remain the officers and directors subsequent to the merger.  The reverse exchange ratio of 1 share for 200 shares became effective on August 1, 2016 on the stock market upon review by and approval by the Financial Industry Regulatory Authority ("FINRA").
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

NOTE 2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2016, are not necessarily indicative of the results that may be expected for the year ending February 29, 2016.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016, as filed with the Securities and Exchange Commission ("SEC") on June 2, 2016.

Joey New York, Inc.
Notes to Consolidated Financial Statements
August 31, 2016
(Unaudited)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES
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
Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2016 and August 31, 2015.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of August 31, 2016, the Company had no dilutive potential common shares.
COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of August 31, 2016.
RECENTLY ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements issued by the FASB (Accounting Standards Update, including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Joey New York, Inc.
Notes to Consolidated Financial Statements
August 31, 2016
(Unaudited)

NOTE 4. GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the six months ended August 31, 2016 the Company has incurred a loss from operations of $269,639. The Company has a history of losses resulting in an accumulated deficit of $1,668,156 as of August 31, 2016.    The Company has negative working capital, in the amount of $(4,267,005), as of August 31, 2016.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.
These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5.  PROPERTY AND EQUIPMENT
Property consists of equipment purchased for the production of revenues.  As of August 31, 2016 and February 29, 2016:
	August 31, 2016	February 29, 2016
Property and equipment	$29,250	$10,459
Less accumulated depreciation	8,072	7,002
Property and equipment, net	$21,178	$3,457

Depreciation for the six months ending August 31, 2016 and August 31, 2015 was $674 and $327, respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS
The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $628,570 and $612,738, as of August 31, 2016 and February 29, 2016, respectively.
Amounts advanced during the six month periods ended August 31, 2016 and 2015 amounted to $18,633 and $30,681, respectively.
Effective August 11, 2016 Joey New York, Inc. acquired Reflex Productions, Inc. from principals of the Joey New York in consideration for the issuance of 25,000,000 shares of common stock. See Note 9 for more details.

Joey New York, Inc.
Notes to Consolidated Financial Statements
August 31, 2016
(Unaudited)

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

NOTE 8.  EQUITY
The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock and 100,000,000 shares of preferred stock.
On February 26, 2016 the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Joey Merger Subsidiary, Inc., a Nevada Corporation ("Merger Sub"), with Merger Sub being the surviving entity but with a name change to Joey New York, Inc.. As part of that merger, each 200 shares of our common stock were exchanged for one share in the surviving company.  The officers and directors of JOEY remain the officers and directors subsequent to the merger.  The reverse exchange ratio of 1 share for 200 shares will became effective on August 1, 2016 on the stock market upon review by and approval by the Financial Industry Regulatory Authority ("FINRA").  All share information in this report is presented on a post-exchange basis.
During the three months ended August 31, 2016, the Company issued 27,500,093 shares of common stock, 25,000,000 of which were issued in order to acquire a 100% interest in Reflex Productions, Inc.  2,500,000 shares were issued upon conversion of debt to an accredited investor.
In connection with the acquisition mentioned above, the Company also issued 42,000,000 warrants. Both the warrants and the 25,000,000 shares issued to the investor were discounted by 100% of the standard valuation methodology as the Company recently experienced a 100 to 1 stock split and the market had not had sufficient time to adjust to the post-split value of the additional shares issued. See Note 9 below.  See See Note as the Company recently experienced a 100 to 1 stock split and the market had not had sufficient time to adjust to the post-split value of the additional shares issued.

Joey New York, Inc.
Notes to Consolidated Financial Statements
August 31, 2016
(Unaudited)

NOTE 9: ACQUISITION OF THE REFLEX PRODUCTIONS, INC.
On August 11, 2016, the Company entered into a purchase agreement for the acquisition of 100% of the common stock of Reflex Productions, Inc. (Reflex) Reflex provides clinical cosmetic procedures including Botox injections and other cosmetic procedures.
In exchange for the common stock of Reflex the Company issued 25,000,000 restricted shares of its common stock and 42,000,000 warrants to the owners of Reflex. The entirety of the value of the equity instruments issued was recorded as goodwill. Net assets acquired in the acquisition consisted of the following:
Description	Amount
Cash	$8,995
Other current assets	4,460
Property and equipment, net	15,893
Accounts payable and accrued expenses	(104,936)
Net assets acquired (liabilities assumed)	(75,588)
Value of shares issued	-
Goodwill recorded on acquisition	$(75,588)

The Company has used an estimate of the shares and warrants issued for the ownership interest in Reflex as consideration for the acquisition. We do not feel as though there are significant enough operations to determine a fair value of the entity and management's assumptions as to projected revenue and costs have not been born out in initial operations.
Additionally, the shares and warrants issued have been discounted by approximately 100% of the standard valuation methodology as the Company recently experienced a 100 to 1 stock split and the market had not had sufficient time to adjust to the post-split value of the additional shares issued.
Reflex accounts are consolidated in these financial statements, in accordance with generally accepted accounting principles. Operations of Reflex have been consolidated from the date of acquisition or August 11, 2016.

Joey New York, Inc.
Notes to Consolidated Financial Statements
August 31, 2016
(Unaudited)

NOTE 10.  COMMITMENTS AND CONTINGENCIES
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
NOTE 11. SUBSEQUENT EVENTS
Effective October 11, 2016 the Company through its wholly-owned subsidiary Reflex Productions, Inc. entered into a Limited Liability Company Agreement with Smith & Popov, LLC for the formation of 4BG Beauty LLC.  Reflex has a 51% interest in this joint venture limited liability company.  The intention of this venture is to operate the Company's LABB operations.
Management has evaluated subsequent events through the date of filing the consolidated financial statements with the Securities and Exchange Commission, the date the consolidated financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure, other than as disclosed above.
On August 11, 2016, the Company entered into a purchase agreement for the acquisition of 100% of the common stock of Reflex Productions, Inc. (Reflex) Reflex provides clinical cosmetic procedures including Botox injections and other cosmetic procedures.
In exchange for the common stock of Reflex the Company issued 25,000,000 restricted shares of its common stock and 42,000,000 warrants to the owners of Reflex.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Joey New York, Inc. was incorporated under the laws of the State of Nevada on December 22, 2011.  Our registration statement has been filed with the Securities and Exchange Commission on April 26, 2012 and was declared effective on August 27, 2012.  The Company completed the acquisition of an entity, RAR Beauty, LLC on May 12, 2014 and currently operates as a distributor of natural skin care and beauty products on the wholesale and retail levels.
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
RESULTS OF OPERATION
Six months ending August 31, 2016 and August 31, 2015:
Revenues were $45,713 and $54,291 for the six months ending August 31, 2016 and August 31, 2015, respectively.  Our gross profit was 43,740 and $11,629 for the six months ending August 31, 2016 and 2015, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs. The cost of goods sold for this period only include the results for Reflect Productions, Inc. form the date of acquisition (August 11, 2016) to August 31, 2016. Vendor rebates totaling $18,900 were received during this period resulting in a very low cost of goods sold.
During the six months ended August 31, 2016, we incurred $223,059 in operating expenses compared to $86,217 for the six months ended August 31, 2015.  The increase primarily results from increased marketing expenses related to the opening of our new clinic.
Three months ending August 31, 2016 and August 31, 2015:
Revenues were $45,570 and $17,306 for the three months ending August 31, 2016 and 2015, respectively.  The increase in sales was primarily due to clinic operations as a result of the acquisition of August 11, 2016.    Our gross profit was $43,639 and $(2,071) for the three months ending August 31, 2016 and 2015, respectively.  The increase resulted from clinic operations from August 11, 2016 as noted earlier.
During the three months ended August 31, 2016, we incurred $178,578 in operating expenses compared to $18,165 for the three months ended August 31, 2015.  The increase was primarily due to increased marketing expense related to the clinic operations and professional fees.
LIQUIDITY AND CAPITAL RESOURCES
As of August 31, 2016, our current assets were $94,894, of which $18,929 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of August 31, 2016, our working capital deficit was $4,267,005.

Cash Flows
We have not generally generated positive cash flows from operating activities.  For the six months ended August 31, 2016, net cash flows provided by operating activities was $21,513, as compared with net cash flows used in operating activities of ($83,130) in the six months ended August 31, 2015. The increase in 2016 was attributable largely to noncash settlement of accrued expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A – Risk Factors
Not required for Smaller Reporting Companies.

Item 2   - Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 1, 2016 the Company issued 25,000,000 shares of its common stock in consideration for the acquisition of Reflex Productions, Inc.

On August 12, 2016 the Company issued 2,500,000 shares of its common stock upon conversion of the Company's note dated May 12, 2014.

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

Joey New York, Inc.

Date: October 24, 2016	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: October 24, 2016	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer