Form 10-Q/A
period 2016-08-31
JOEY NEW YORK, INC.
filed 2016-11-01
CIK 1542013

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

EXPLANATORY NOTE

Joey New York, Inc. is filing this Amendment No. 1 to the Form 10-Q for the period ended August 30, 2016, previously filed on October 24, 2016, to include XBRL and pro forms financial information relative to the Company's acquisition of Reflex Productions, Inc.

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
In connection with the acquisition mentioned above, the Company also issued 42,000,000 warrants. Both the warrants and the 25,000,000 shares issued to the investor were discounted by 100% of the standard valuation methodology as the Company recently experienced a 1 to 200 reverse stock split and the market had not had sufficient time to adjust to the post-split value of the additional shares issued. See Note 9 below.  See Note as the Company recently experienced a 100 to 1 stock split and the market had not had sufficient time to adjust to the post-split value of the additional shares issued.

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
Additionally, the shares and warrants issued have been discounted by approximately 100% of the standard valuation methodology as the Company recently experienced a 200 to 1 stock split and the market had not had sufficient time to adjust to the post-split value of the additional shares issued.
Reflex accounts are consolidated in these financial statements, in accordance with generally accepted accounting principles. Operations of Reflex have been consolidated from the date of acquisition or August 11, 2016.

Joey New York, Inc.
Notes to Consolidated Financial Statements
August 31, 2016
(Unaudited)

Below is a pro forma statement of operations, showing the results of the six months ended August 31, 2016 as if the Reflex acquisition had taken place at the beginning of the period. There are no significant adjustments reflected in the pro forma information below, other than the inclusion of Reflex's results from February 28, 2016 to August 11, 2016, and routine consolidation adjustments as required by generally accepted accounting principles.

	Six months ended August 31, 2016 (historical)	Pro forma adjustments	Six months ended August 31, 2016 (pro forma)

Revenues	$45,713	$132,343	$178,056
Cost of sales	1,973	68,592	70,565
Gross margin	43,740	63,751	107,491

Operating expenses	223,059	168,612	391,671
Loss from operations	(179,320)	(104,860)	(284,180)

Other (expense)
Interest expense	90,319	-	90,319
Net loss	$(269,639)	$(104,680)	$(374,499)

Since Reflex only began significant operations in the quarter ended August 31, 2016, it is difficult to predict future financial results from the historical financial statements presented above. As a result, we have also prepared a projection of the statement of operations for the year ended February 28, 2017, based on certain assumptions. This financial projection is inherently susceptible to error, and actual results often differ from predicted ones. In preparing this projection, we extrapolated the results of the quarter ended August 31, 2016 and applied them to the subsequent two quarters. In addition, we made adjustments to cost of goods sold and operating expenses, increasing cost of goods sold by $40,000 to account for the historical results being skewed by large rebates, and decreasing operating expenses by $75,000 to account for a projected decrease over time in marketing and other start-up costs. The following should be taken as an illustration of possible results given the above assumptions, and not as a guarantee of actual results:

Year ended February 28, 2017 (projected)

Revenues	$438,689
Cost of sales	197,083
Gross margin	241,606

Operating expenses	540,312
Loss from operations	(298,707)

Other (expense)
Interest expense	182,731
Net loss	$(481,438)

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

Joey New York, Inc.

Date: November 1, 2016	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: November 1, 2016	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer