Form 10-Q
period 2016-11-30
JOEY NEW YORK, INC.
filed 2017-01-17
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

The number of shares outstanding of each of the issuer's classes of common equity as of January 16, 2017 was  28,295,352 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Consolidated Balance Sheets
For the periods ended November 30, 2016 and 2015
(Unaudited)

Page
Financial Statements (Unaudited):
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Audited Consolidated Financial Statements	7

Joey New York, Inc.
Consolidated Balance Sheets
For the periods ended November 30, 2016 and 2015
(Unaudited)

	November 30, 2016	February 29, 2016
Assets
Current assets
Cash and cash equivalents	$12,086	$7,903
Accounts receivable, net	275	132
Inventory	157,346	43,326
Total current assets	169,707	51,361
Goodwill	180,150	-
Property and equipment, net	19,711	3,457
Total assets	$369,568	$54,818

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$573,802	$156,975
Accrued liabilities	549,533	424,135
Shareholder advances – related party	628,579	612,737
Notes payable – related party	3,000,000	3,000,000
Total current liabilities	4,751,914	4,193,847
Total liabilities	4,751,914	4,193,847

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 500,000,000 shares authorized; 28,045,352 and 350,676 shares issued and outstanding	28,045	351
Additional paid in capital	(2,471,369)	(2,740,863)
Equity attributable to non-controlling interest	(54,101)
Stock subscription receivable	(1,000)	-
Accumulated deficit	(1883,921)	(1,398,517)
Total stockholder's deficit	(4,382,346)	(4,139,029)
Total liabilities and stockholder's equity	$369,568	$54,818
The Accompanying Notes are an Integral Part of These Financial Statements

Joey New York, Inc.
Consolidated Statements of Operations
For the periods ended November 30, 2016 and 2015
(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015 (Restated)	2016	2015 (Restated)
Revenues	$178,181	$305	$223,894	$54,596
Cost of sales	65,912	227	67,885	42,888
Gross margin	112,269	78	156,008	11,707

Operating expenses	352,327	62,898	559,500	149,115

Loss from operations	(240,058)	(62,820)	(403,492)	(137,408)

Other (expense)
Interest expense	(45,694)	(43,421)	(136,013)	(132,261)

Loss before non-controlling interest	(285,752)	(106,240)	(539,505)	(269,669)

Non-controlling interest	(54,101)	-	(54,101)	-

Net loss attributable to Joey New York shareholders	$(231,651)	$(106,240)	$(485,404)	$(269,669)
Basic and diluted loss per share	$(0.01)	$(0.30.)	$(0.19)	$(0.77)

Weighted average shares outstanding	28,295,352	350,676	28,045,352	350,264
The Accompanying Notes are an Integral Part of These Financial Statements

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the Nine Months ended November 30, 2016 and 2015
(Unaudited)

		2015
	2016	(Restated)
Cash flows from operating activities
Net loss attributable to shareholders of Joey New York	$(485,404)	$(269,669)
Adjustments to reconcile net income to net cash provided
by operating activities:
Non-controlling interest	(54,101)	-
Depreciation and amortization	3,856	491
Changes in operating assets and liabilities:
Accounts receivable	(143)	531
Inventory	(114,020)	31,249
Accounts payable	416,827	144,244
Accrued expenses	125,398	-
	(107,587)	(93,153)
Net cash used in operating activities

Cash flows from investing activities
Purchases of property and equipment	(20,110)	(1,219)
	(20,110)	(1,219)
Net cash used in investing activities

Cash flows from financing activities
Proceeds from the sale of common stock	116,038	50,005
Proceeds from related party advances	15,842	39,499
	131,880	89,504
Net cash from financing activities

Net change in cash and cash equivalents	4,183	(4,868)
Cash and cash equivalents, beginning of period	7,903	$5,063
	$12,086	195
Cash and cash equivalents, end of period

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-
Common shares and warrants issued for acquisition of subsidiary	$180,150	$-

The Accompanying Notes are an Integral Part of These Financial Statements

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - NATURE OF BUSINESS
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
The Company doing business under the name Joey New York, distributes natural skin care and beauty products on wholesale and retail levels.
On August 11, 2016, the Company entered a purchase agreement for the acquisition of 100% of the common stock of Reflex Productions, Inc. (Reflex) Reflex provides clinical cosmetic procedures including Botox injections and other cosmetic procedures.
The financial statements include the consolidated accounts of Joey New York and Reflex.
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

NOTE 2 - BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 2016, are not necessarily indicative of the results that may be expected for the year ending February 29, 2017.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016, as filed with the Securities and Exchange Commission ("SEC") on June 2, 2016.
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

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATIONS POLICY
These financial statements include the consolidated accounts of Joey New York and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.
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
Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2016 and 2015.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of August 31, 2016, the Company had no dilutive potential common shares.
COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of November 30, 2016.
RECENTLY ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements issued by the FASB (Accounting Standards Update, including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 - GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the nine months ended November 30, 2016 the Company has incurred a loss from operations of $539,505. The Company has a history of losses resulting in an accumulated deficit of $1,883,921 as of November 30, 2016.    The Company has negative working capital, in the amount of $4,582,207, as of November 30, 2016.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.
These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 5 - PROPERTY AND EQUIPMENT
Property consists of equipment purchased for the production of revenues.  As of November 30, 2016 and February 29, 2016:
	November 30, 2016	February 29, 2016
Property and equipment	$30,568	$10,459
Less accumulated depreciation	10,858	7,002
Property and equipment, net	$19,711	$3,457

Depreciation for the nine months ending November 30, 2016 and 2015 was $3,856 and $491, respectively.
NOTE 6 - RELATED PARTY TRANSACTIONS
The Company's management has advanced funds and has made payments on behalf of the Company for meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $628,579 and $612,737, as of November 30, 2016 and February 29, 2016, respectively.
Amounts advanced during the nine month periods ended November 30, 2016 and 2015 amounted to $15,842 and $39,499, respectively.
NOTE 7 - RELATED PARTY NOTES PAYABLE
On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two majority shareholders.  The terms of the notes (2, each at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.
On May 12, 2016, the promissory notes were renewed and are at a stated interest rate of 5% and mature on May 12, 2017.
NOTE 8 - EQUITY
The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock.
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
During the three months ended August 31, 2016, the company issued 25,500,000 shares of common stock, 25,000,000 of which were issued in order to acquire a 100% interest in The LABB, LLC. (see note 9).

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In connection with the acquisition mentioned above, the Company also issued 42,000,000 warrants, each valued at $.009. These warrants were valued using a Black-Scholes model, with the following inputs:

Description	Input
Stock price	$0.01
Exercise price	$0.01
Term	10 years
Discount rate	2.28%
Volatility	100%

The stock price of $0.01 was used because with no active market for the Company's stock, the best evidence for its value on the grant date was the exercise price of the warrants.
On October 4, 2016, the Company issued 100,000 restricted shares to an investor for $30,000 cash.
On October 14, 2016, the Company issued 33,333 restricted shares to an investor for $10,000 cash.
On October 17, 2016, the Company issued 50,000 restricted shares to an investor for $15,000 cash.
NOTE 9 - ACQUISITION OF REFLEX PRODUCTIONS, INC.
On August 11, 2016, the Company entered a purchase agreement for the acquisition of 100% of the common stock of Reflex Productions, Inc. (Reflex) At the time of the acquisition, Reflex owned a fifty-one percent interest in the LABB, Inc.(LABB). LABB provides clinical cosmetic procedures including Botox injections and other cosmetic procedures.
In exchange for the common stock of Reflex the Company issued 25,000,000 restricted shares of its common stock and 42,000,000 warrants to the owners of Reflex. A business combination accounted for as an acquisition is generally required to be valued at whichever value is more readily determinable, the value of the consideration received or the value of the net assets acquired. At the date of acquisition Joey New York shares were very thinly traded and due to the proximity of the reverse stock split, prices quoted on national exchanges had not properly taken the impact of the reverse split into consideration. We concluded that the value of the shares and warrants issued in exchange for the assets was not readily determinable as of that date. Likewise, Reflex was a startup entity and although it has significant operations from inception, the determination was made that general and administrative expenses, as well as marketing and business development expense could not adequately be projected. Accordingly, the value of the entity was determined to be zero and the acquisition was recorded and its net asset value as described below.

The entirety of the value of the equity instruments issued was recorded as goodwill. Net assets acquired in the acquisition consisted of the following:
Description	Amount
Cash	$8,995
Other current assets	4,460
Property and equipment, net	15,893
Accounts payable and accrued expenses	(209,498)
Net assets acquired	$(180,150)

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Reflex accounts are consolidated in these financial statements, in accordance with generally accepted accounting principles. Operations of Reflex have been consolidated from the date of acquisition or August 11, 2016.
NOTE 10 – SEGMENT DISCLOSURES
Management evaluates operations in terms of three separate segments, sales of cosmetics, medical procedures and general corporate overhead. Medical procedures are further segmented by geographical location although for the three and nine-month periods ended November 30, 2016 there was only one significant location through which medical facilities were provided.
Prior to the acquisition of the LABB or August 11, 2016 there was only one operating segment.
Revenue, cost of revenue and general and administrative expenses for the three month period ended November 30, 2016 are detailed as follows:
Description	LABB	RAR	Total
Revenue	$178,818	$-	$178,181
Cost of revenue	65,011	901	65,912
General and administrative expenses	226,974	125,354	352,327
Interest expense	-	45,694	45,694
Net loss	$(113,804)	$(171,949)	$(285,752)

Revenue, cost of revenue and general and administrative expenses for the nine-month month period ended November 30, 2016 are detailed as follows:
Description	LABB	RAR	Total
Revenue	$223,751	$143	$223,894
Cost of revenue	66,919	967	67,885
General and administrative expenses	267,242	292,259	559,500
Interest expense	-	136,013	136,013
Net loss	$(110,410)	$(429,095)	$(539,505)

Assets, liabilities and equity accounts by segment as of November 30, 2016 are detailed as follows:
Description	LABB	RAR	Total
Asset	$141,407	$194,845	$265,006
Liability	323,289	4,509,581	4,657,062
Equity	$(181,882)	$(4,314,736)	$(4,392,056)

Operations of LABB which are the medical procedures segment included for the period from acquisition to November 30, 2016 include revenue of $223,751, cost of sales of $66,919 and operating expenses of $267,242.

Joey New York, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Total operations of LABB for the period from inception to November 30, 2016 amounted to revenues of $343,865, cost of sales of $126,080 and operating expenses of $430,582. Of these amounts, revenue of $120,114 and cost of goods sold of $59,161 have been excluded from the statement of operations as they were incurred prior to the date of acquisition.
NOTE 10 - COMMITMENTS AND CONTINGENCIES
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
NOTE 11 - SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of filing the consolidated financial statements with the Securities and Exchange Commission, the date the consolidated financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure, other than those noted below:
On December 23, 2016, the Company issued 83,333 restricted shares to an investor for $10,000 cash.
On December 28, 2016, the Company issued 166,667 restricted shares to an investor for $50,000 cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
 GENERAL
Joey New York, Inc. was incorporated under the laws of the State of Nevada as Pronto Corp. on December 22, 2011.  Our registration statement has been filed with the Securities and Exchange Commission on April 26, 2012 and was declared effective on August 27, 2012.  Effective August 27, 2013, the Board of Directors approved a name change to Joey New York, Inc.  On May 12, 2014, the Company merged with a Florida limited liability company, RAR Beauty, LLC, which distributes natural skin care and beauty products on the wholesale and retail levels and operates under the name of Joey New York and with Pronto Corp a registered company.  The Company accounted for the acquisition as a reverse merger whereby, the operations of RAR Beauty, LLC is the continuing entity for financial reporting purposes and the former members of RAR Beauty, LLC own approximately 75% of the Company.
On August 11, 2016, the Company entered a purchase agreement for the acquisition of 100% of the common stock of Reflex Productions, Inc. (Reflex) Reflex provides clinical cosmetic procedures including Botox injections and other cosmetic procedures.
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
 RESULTS OF OPERATION
Nine months ended November 30, 2016 & 2015:
Revenues were $223,894 and $54,596 for the nine month periods ending November 30, 2016 and 2015, respectively.  Our gross profit was $156,008 and $11,707 for the nine months ended November 30, 2016 and 2015, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.
During the nine month periods ended November 30, 2016, we incurred $695,513 in operating expenses compared to $149,115 for the nine-month period ended November 30, 2015.  The increase primarily results from increased marketing expenses related to the opening of our new clinic.
Three months ending November 30, 2016 and 2015:
Revenues were $178,181 and $305 for the three months ended November 30, 2016 and 2015, respectively.  The increase in sales was primarily due to clinic operations as a result of the acquisition of August 11, 2016.    Our gross profit was $112,269 and $78 for the three-month periods ended November 30, 2016 and 2015, respectively.  The increase resulted from clinic operations from August 11, 2016 as noted earlier.

During the three months ended November 30, 2016, we incurred $352,327 in operating expenses compared to $62,898 for the three months ended November 30, 2015.  The increase was primarily due to increased marketing expense related to the clinic operations and professional fees.
Although operations of the cosmetics line of business is currently limited, the Company's plans are to maintain this line of business and increase operations in the future and therefor those operations have not been discontinued.
LIQUIDITY AND CAPITAL RESOURCES
As of November 30, 2016, our current assets were $169,707, of which $12,086 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock.   As of November 30, 2016, our working capital deficit was $4,382,207.
Cash Flows
We have not generated positive cash flows from operating activities.  For the three months ended November 30, 2016, net cash flows used in operating activities was $107,587, which was financed by proceeds from shareholder advances of $15,842 and proceeds from the sale of common stock of $116,038.
We also used cash for financing activities of $20,110 for the nine-month period ended November 30, 2016 compared to $1,219 for the comparable period of the prior year.
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
Item 1A – Risk Factors
Not required for Smaller Reporting Companies.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3 – Defaults Upon Senior Securities
No disclosure required.
Item 4 – Mine Safety Disclosure
No disclosure required.
Item 5 – Other Information
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

Joey New York, Inc.

Date: January 17, 2017	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: January 17, 2017	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer