Form 10-Q/A
period 2016-11-30
JOEY NEW YORK, INC.
filed 2017-01-24
CIK 1542013

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

EXPLANATORY NOTE

Joey New York, Inc. is filing this Amendment No. 1 to the Form 10-Q for the period ended November 30, 2016, previously filed on January 17 2017, to provide interactive data required by SEC rules and regulations.  The last two notes in the financials were renumbered for accuracy.

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
NOTE 11 - COMMITMENTS AND CONTINGENCIES
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
NOTE 12 - SUBSEQUENT EVENTS
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

Joey New York, Inc.

Date: January 23, 2017	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: January 23, 2017	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer