Form 10-K
period 2017-02-28
JOEY NEW YORK, INC.
filed 2017-06-13
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2017, was $119,000.

(At May 31, 2016, the registrant had 69,000,000 shares of common stock issued and outstanding, of which 52,000,000 shares of common stock issued and outstanding were held by a sole office/director. Market value has been computed based upon the last closing price of the common stock on May 27, 2016.)

As of May 31, 2017, there were 69,000,000 shares of the registrant's common stock outstanding.

Joey New York, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Indoor Harvest, Corp. (hereinafter referred to as "we," "us," "our," "our Company" or "Indoor Harvest") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

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

On February 26, 2016 Joey New York, Inc. ("JOEY" or the "Company") entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Joey Merger Subsidiary, Inc., a Nevada Corporation ("Merger Sub"), with Merger Sub being the surviving entity but with a name change to Joey New York, Inc..   As part of that merger, each 200 shares of our common stock were exchanged for one share in the surviving company.  The officers and directors of JOEY remain the officers and directors subsequent to the merger.  The reverse exchange ratio of 1 share for 200 shares became effective on August 1, 2016 on the stock market upon review by the Financial Industry Regulatory Authority ("FINRA").

BUSINESS DESCRIPTION

The Company's headquarters is based in Sunny Isles Beach, Florida.

Joey New York is divided into two divisions. One being "THE LABB", Aesthetic Beauty Bar. The other is the Joey New York® cosmetics. There is a high degree of synergy between the Cosmetic line and the LABB services. With the decades of skincare experience that the team at Joey have, it is only logical that they leverage their experience by employing a new concept in the injectables market, (Botox® and Fillers). It's a concept called The LABB (Labb Aesthetic Beauty Bar).

The LABB is focused on eliminating unwanted wrinkles by exclusively performing Botox® and filler injections, nothing else, no facials, no laser, just Botox® and fillers. This is a large segment of a 13-Billion-dollar market that has grown 6,400% since 1997. The concept is pretty simple. Excellent technicians, standardized training, multiple locations, consistent branding, incredibly low overhead and state of the art facilities with bulk buying purchasing power. With more people searching for a youthful look, Joey New York intends to lead them to it.

Joey New York Inc. through its wholly owned subsidiary RAR Beauty, LLC is the manufacturer and marketer of its Joey New York brand of quality skin care and beauty products.  The company's products are sold through various retailers, professional salons and spas and beauty websites in the United States and Internationally.

The LABB

The Original BOTOX LABB is powered by Joey New York. Botox LABB has two south Florida locations – South Beach, Miami and Fort Lauderdale. Botox LABB is an injectable only suite. It is considered The Dry Bar of Botox and Fillers

Botox LABB is expanding nationally across the United States. California, Nevada, NY and Texas. Botox LABB providers are master level injectors who use the Allergan portfolio as well as Galderma's portfolio of product.

A wide range of injectable procedures are performed at BOTOX LABB Miami and Botox Labb Ft Lauderdale using only FDA approved on label procedures. Botox Cosmetics, Juvederm, Voluma, Volbella, Kybella and Latisse from Allgeran as well as Dysport, Restylane, Restylane Silk, Restylane Lyft, Restylane Refyne and Restylane Defyne.

BOTOX® Cosmetic LABB Providers can easily treat the worst of frown lines with BOTOX® Cosmetic injections. In just one treatment patients can visibly see a drastic difference in the softening of their wrinkles. The 11's or frown lines are a result of furrowing your brows (glabellar and corrugator muscles). The 11's are one of the most commonly treated areas for botox injections. Patients with deeper 11's may require MULTIPLE treatments before the wrinkles are fully lifted. In some cases, a combination of botox, filler, and skin care should be used for optimal results. To assess the best treatment option for your frown lines, schedule your Aesthetic consultation today.

Botox and the Botox Labb – BOTOX® Cosmetic is used to reduce the appearance of fine lines and wrinkles by having a skilled and trained provider inject BOTOX® Cosmetic into specific targeted areas. BOTOX® Cosmetic usually take full effect within 7 to 10 days. The treatment results last 3 to 4 months. BOTOX® cosmetic requires maintenance treatments to sustain the best results. your lprovider will help you to determine the best maintenance treatment plan to meet your aesthetic goals. results may vary for duration and degree of improvement.

Millennials and Baby Boomers, as well as men all over the world, have enjoyed BOTOX and Filler treatments at all Botox LABB locations. Celebrities and profile people have complete privacy in our luxury by appointment only suites.

Joey New York

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

Principal Products

In the early 1990's the Joey New York brand pioneered the "instant visible results spa at home concept" and was the innovator of producing products that were deemed "the safe alternatives to painful, costly dermatological procedures", selling beauty products to the prestige market.

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

The Joey New York® product line is a curated collection of "Hero Items" that instantly address specific skin needs from blackheads to wrinkles to rosacea and beyond.  These products are not meant to compete with other skin care products or brands on the market, but to complement them.

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

Many Latin American women take great interest in preserving their youthful appearances and good health.  A long kept daily "lifestyle" secret is their use of Coconut Water both topically and internally. Fresh Coconut Water offers unparalleled nutritional value that is rich in vitamins, minerals and protein.  It provides trace amounts of Calcium, Potassium, Folic Acid, Magnesium and Zinc, as well as protein for added moisturization to the skin.  Coconut Water naturally replenishes the skin with these nutrients restoring a healthy, youthful glow.

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

Currently, Joey's products can be found in Look boutiques, Peninsula Beauty stores, as well as, online at Urban Outfitters and dermstore.com.

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

INTERNET MARKETING STRATEGY: In 2015 Joey enhance its website and added other technology components including: Quick response (QR) codes on all packaging that will revert back to the site and with product information, tutorials and "how to" videos for quick reference.

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

The industry is witnessing significant growth in terms of sales and technological advancements over the past few years because of increasing consumer awareness towards personal hygiene and health.  Growing concern regarding skin care is particularly fueling the robust growth across all market segments and geographies. Increasing demand for organic and natural cosmetic and toiletries products is creating new growth opportunities in this field which is encouraging the emergence of new market players in this arena.

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

In addition, under the authority of the FPLA, FDA requires a list of ingredients for cosmetics marketed on a retail basis to consumers (Title 21, Code of Federal Regulations (CFR), section 701.3).  Cosmetics that fail to comply with the FPLA are considered misbranded under the FD&C Act. (FPLA, section 1456). This requirement does not apply to cosmetics distributed solely for professional use, institutional use (such as in schools or the workplace), or as free samples or hotel amenities.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2.  Properties.

We own no properties related to our operations. We operate our cosmetics distribution division. from business offices provided by our executive officers and we contract our warehouse and fulfilment facilities.

The LABB operates from a leased retail facility in Miami Beach, FL which lease was for a one year term form April 15, 2016 to April 14, 2017 after which it is a month to month lease.

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

Quarter Ended	High	Low
February 28, 2017	$1.50	$1.50
November 30, 2016	$2.50	$2.50
August 31, 2016	$5.56	$5.56
May 31, 2016	$0.25	$0.02
February 28, 2016	$0.02	$0.01
November 30, 2015	$0.01	$0.01
August 31, 2015	$0.02	$0.01
May 31, 2015	$0.25	$0.02
February 28, 2015	$0.30	$0.10
November 30, 2014	$1.30	$0.10
August 31, 2014	$1.65	$1.21
May 31, 2014	$1.60	$0.75
February 28, 2014	$1.25	$0.38

Note: The average trading volume per day of our common stock was less than 500 shares for the prior 12 month period.

Holders

As of May 17, 2017, there were approximately 31 record holders of our common stock. This does not include the holders of our common stock who held their shares in street name as of that date.

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

Results of Operations
Revenues for the year ended February 28, 2017 were $467,372 compared to $54,388 for the year ended February 29, 2016, representing a 759% per cent increase resulting primarily from our acquisition of Reflex Productions, Inc. and The LABB, our cosmetic procedural clinic.

Operating expenses for the year ended February 28, 2017 were $994,717 compared to $150,473 for the year ended February 29, 2016, representing a 561% per cent increase resulting primarily from increased operating expenses related to the acquisition of our acquisition of Reflex Productions, Inc. and The LABB, our cosmetic procedural clinic.

Our loss from operations for the year ended February 28, 2017 was $557,323 compared to $142,499 during the year ended February 29, 2016, an increase of 291% .  These increased losses are attributable primarily to increased professional fees and other expenses associated operating The LABB. We expect these expenses to continue to increase as we push to develop increased sales volumes and increase distribution channels for our products.

Other expenses for the year ended February 28, 2017 were $764,288 compared to $173,416 during the year ended February 29, 2016, an increase of 340% . This entire increase is attributable to the utilization of convertible debt which includes embedded derivative liabilities we use for financing purposes.

Liquidity and Capital Resources

As of February 28, 2017, our cash was $25, or current assets were $187,410 consisting of inventory, accounts receivable and cash and our current liabilities were $4,651,500, resulting in a working capital deficit of $4,464,900, an increase of $512,471 from February 29, 2016.

Cash Flows from Operating Activities

We have not yet generated significant cash flows from operating activities. For the fiscal year ended February 28, 2017, net cash used in operating activities was $355,953.  For the fiscal year ended February 29, 2016, net cash used in operating activities was $116,445, an increase of $239,508 or 205%.

Cash Flows from Investing Activities

We acquired assets for the year ended February 28, 2017 of $20,110 compared to $1,219 for the year ended February 29, 2016, representing all of our cash used in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from related party advances and proceeds from the sale of common stock and convertible debt.  For the year ended February 28, 2017 cash provided by related party advances was $51,158, $116,098 from the sale of common stock and cash provided by convertible debt was $136,705.  For the year ended February 29, 2016 cash provided by related party advances was $20,449 and $100,005 from the sale of common stock.

Subsequent to the yearend we entered into two promissory notes payable resulting in the following financing act ivies as noted below:

We executed a promissory note payable on April 24, 2017 in the principal amount of $75,000, net of original issue discount in the amount of $7,500 receiving net proceeds of $67,500. This note matures on January 24, 2018, and bears interest at 12%. The notes bears substantial prepayment premiums of from 135% to 145% of principal and unpaid interest for any prepayment form 90 to 180 days after issuance and a prepayment penalty of 150% any time after 180 days from issuance up to the maturity date. This note in convertible 180 days after issuance into common shares at a conversion price defined as 135% of the market price of the shares defined as the average of the two (2) trading prices during the previous twenty (20) trading days to the date of a Conversion Notice.

We executed a promissory note payable on May 3, 2017 in the principal amount of $600,000, net of original issue discount in the amount of $60,000 receiving net proceeds of $540,000. This note matures on February 11, 2018, is non-interest bearing and carries a default interest rate of 24%. The note is convertible into common shares at the lower of $1 per share or 50% of the market price of the shares (lowest trading price for 30 days preceding the conversion date.

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

Going Concern

The independent auditors' report accompanying our February 28, 2017 and February 29, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of approximately $2,455,750 at February 28, 2017 and net loss from operations of $557,323.

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

Critical Accounting Policies and Estimates

For a discussion of our accounting policies and related items, please see the Notes to the Financial Statements, included in Item 8.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

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

Item 8.  Financial Statements and Supplementary Data.

Joey New York, Inc.
Financial Statements
For the Years Ending February 28, 2017 and February 29, 2016

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Joey New York, Inc.
Consolidated Balance Sheets
For the Years Ended February 28, 2017 and February 29, 2016

Assets	2017	2016
Current assets
Cash and cash equivalents	$25	$7,903
Accounts receivable, net	275	132
Inventory	187,110	43,326
Total current assets	187,410	51,361
Property and equipment, net	18,877	3,457
Goodwill	179,854	-
Total assets	$386,141	$54,818
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$418,215	$156,975
Accrued liabilities	667,705	424,135
Advances – related party	565,580	612,737
Current portion of long-term debt	3,000,000	3,000,000
Total current liabilities	4,651,500	4,193,847
Long term liabilities
Derivative liability	185,558	-
Convertible note payable	136,705	-
Stockholders' deficit Controlling interest
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 28,007,019 and 70,385,134 shares issued and outstanding	28,007	70,385
Additional paid-in capital	(2,273,387)	(2,810,897)
Accumulated deficit	(2,233,969)	(1,398,517)
Deficit attributable to controlling stockholders	(4,479,349)	(4,139,029)
Noncontrolling interest	(108,270)	-
Total stockholders' deficit	(4,587,622)	(4,139,029)
Total liabilities and stockholders' deficit	$386,141	$54,818

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Operations
For the Years Ended February 28, 2017 and February 29, 2016

	2017	2016
Revenues	$467,372	$54,388
Cost of sales	165,991	46,414
Gross margin	301,380	7,975

Operating expenses
Selling and marketing	252,321	217
Professional	318,522	21,152
General and administrative	400,229	126,851
Depreciation and amortization	23,645	2,254

Total operating expenses	994,717	150,473

Loss from operations	(557,323)	(142,499)

Interest expense	439,330	(173,416)
Loss from derivative	324,958
Loss attributable to controlling interest	(943,722)	(315,914)

Non-controlling interest	(108,270)	-

Net loss	$(835,452)	$(315,914)

Basic and diluted loss per share	$-	(0.01)

Weighted average shares outstanding		$70,088,576

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Stockholders' Deficit
For the years ended February 28, 2017 and February 29, 2016

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Deficit Attributable to Controlling Interest	Deficit Attributable to Non-controlling Interest	Total Stockholders' Deficit
March 1, 2015	69,885,134	$69,885	$(2,908,458)	$(1,029,762)	$(3,868,335)	$--	$(3,868,335)
Common stock for cash	500,000	500	99,505	-	100,005	-	100,005
Net loss	-	-	-	(315,914)	(315,914)	-	(315,914)
February 29, 2016	70,385,134	70,385	(2,808,953)	(1,334,618)	(4,073,186)	-	(4,073,186)
Reverse split	(70,108,939)	(70,109)	70,109	-	27,075	-	-
Common stock for cash	227,703	228	467,826	-	(3,868,335)	-	468,054
Common stock issued to settle related party liability	2,500,000	2,500	24,575	-	-	-	27,075
Stock issued in connection with acquisition	25,000,000	25,000	(25,000)	-	-	-	-
Net loss	-	-	-	(835,452)	(835,452)	(108,270)	(943,722)
February 28, 2017	28,003,898	$28,004	$(2,273,387)	$(2,233,969)	$(4,479,352)	$(108,270)	$(4,587,622)

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the years ended February 28, 2017 and February 29, 2016

Cash flows from operating activities	2017	2016
Net loss	$(889,621)	$(315,914)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,690	2,325
Debt forgiveness	-	(15,600)
Change in derivative liability	185,558	-
Non-controlling interest	(54,101)	-
Changes in
Accounts receivable	(143)	398
Inventory	(143,784)	(12,077)
Accounts payable and accrued expenses	541,448	224,424
Net cash used in operating activities	(355,953)	(116,445)
Cash flows from investing activities
Purchases of property and equipment	(20,110)	(1,219)
Cash flows from financing activities
Proceeds from the sale of common stock	116,098	100,005
Proceeds from related party advances	(51,158)	20,499
Proceeds from additional PIC	166,540	-
Proceeds from convertible debt	136,705	-
Net cash from financing activities	368,185	120,504
Net change in cash and cash equivalents	(7,878)	2,840
Cash and cash equivalents, beginning of period	8,961	5,063
Cash and cash equivalents, end of period	$1,083	$7,903
Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxed paid	$-	$-
Supplemental disclosures of non-cash transactions
Issuance of shares for business acquisition	$-	$-

The accompanying notes are an integral part of these financial statements

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 28, 2017 and February 29, 2016

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

Joey New York is divided into two divisions. One being "THE LABB", Aesthetic Beauty Bar. The other is the Joey New York® cosmetics.

The LABB offers only FDA approved Injectable Services in state of the art, "by appointment only" luxury suites whose appointments are made either through online booking or by telephone.

The Company through its wholly owned subsidiary, RAR Beauty, LLC doing business under the name Joey New York, distributes natural skin care and beauty products on wholesale and retail levels. The Company's headquarters is based in Sunny Isles Beach, Florida.
NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the year ended February 28, 2017 the Company has incurred a loss from operations of $889,621. The Company has a history of losses resulting in an accumulated deficit of $4,479,352.    The Company has negative working capital, in the amount of $4,464,090, as of February 28, 2017.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Joey New York, Inc.
Notes to Consolidated Financial Statements
February 28, 2017 and February 29, 2016

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include demand deposits, money market funds, and all highly liquid debt instructions with original maturities of three months or less.

ACCOUNTS RECEIVABLE

The company uses the reserve method of accounting for doubtful accounts. There were no bad debts as of February 28, 2017 and February 29, 2016. Based on prior experience no provision for doubtful accounts was deemed necessary.

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

CONCENTRATIONS AND CREDIT RISKS

The Company's financial instruments that are exposed to concentrations and credit risk primarily consist of its cash, sales and accounts receivable.

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

Sales - The company had significant revenues from a single customer that represented 75% of total revenues in 2016 and two customers represented 68% of total revenues in 2015.

INVENTORY

Inventory is stated at the lower of cost or market, determined by the first-in, first-out method.  Inventory consists solely of finished goods.

PROPERTY, EQUIPMENT AND LONG-LIVED ASSETS

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets, five years, utilizing the straight method.  Maintenance and repairs are expensed as incurred.  Expenditures which significantly increase value or extend useful asset lives are capitalized. When property or equipment is sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the undepreciated balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at February 28, 2017.

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

INTANGIBLE ASSET

The Company's intangible assets consist of goodwill and is accounted for as an indefinite lived intangible asset in accordance with ASC 350 "Goodwill and Other Intangible Assets" ("ASC 350"). Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended February 28, 2017 and February 29, 2016.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 605, "Revenue Recognition".  Revenue from the sale of cosmetics and other retail products is recognized when all of the following criteria have been met:
i)	Persuasive evidence for an agreement exists;
ii)	The product has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

We recognize a sale when the product has been shipped at which time risk of loss has passed to the customer and the above criteria have been met.

Revenue from the provision of cosmetic procedures is recognized at the point of sale. Substantially all sales are paid for at the time of service based on established price lists and when all the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

SHARE-BASED COMPENSATION

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-

Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the years ending February 28, 2017 and February 29, 2016 were $0 and $0, respectively.

INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  Deferred tax assets or liabilities were off-set by a 100% valuation allowance, therefore there has been no recognized benefit as of February 28, 2017.

 DERIVATIVE LIABILITY

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At February 28, 2017 and February 29, 2016, the Company did not have any derivative instruments that were designated as hedges.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of February 28, 2017.

ADVERTISING

Advertising costs are expensed as incurred.   Advertising costs incurred for the period ending February 28, 2017 and February 29, 2016 were $252,321 and $60, respectively.

EARNINGS PER SHARE

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 28, 2017 and February 29, 2016.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of February 28, 2017, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital ("APIC"), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

NOTE 3 - INVENTORY

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property consists of equipment purchased for the production of revenues.  As of February 28, 2017 and February 29, 2016:

Description	2017	2016
Property and equipment	$30,569	$10,459
Less accumulated depreciation	11,692	7,002
Property and equipment, net	$18,877	$3,457

Depreciation for the years ending February 28, 2017 and February 29, 2016 was $4,690 and $655, respectively.

NOTE 5 – FAIR VALUE DISCLOSURES

The following is an analysis of liabilities presented at fair value by level as of February 28, 2017. No assets or equity instruments were presented at fair value as of February 28, 2017. No assets, liabilities or equity instruments were presented at fair value as of February 2, 2016.

	Fair Value Measurements at December 31,2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liabilities – debt	$-	$-	303,308	303,308
Less: current portion	-	-	187,006	187,006
Long-term portion	$-	$-	116,302	116,302

NOTE 6 - RELATED PARTY ADVANCES

The Company's management has advanced funds and has made payments on behalf of the Company for the purpose of meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $XXX and $612,737, as of February 28, 2017 and February 29, 2016, respectively.

NOTE 7 - LONG-TERM DEBT

On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable, amounting $3,000,000 to its two majority shareholders.  The terms of the notes (2, each at $1,500,000) are at a stated interest rate of 5% and mature on May 12, 2016.  The company recorded this as an equity transaction as the notes did not represent any prior or future compensation.

In accordance with the acquisition agreement, the previous majority shareholder of Pronto Corp. received a promissory note payable of $15,600 for costs incurred prior to the acquisition.  The note has a stated interest rate of 5% and matured on July 12, 2014.  The debt was paid in February 2016.

NOTE 8 - INCOME TAXES

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

Deferred tax assets/liabilities were as follows as of February 28, 2017 and February 29, 2016:

Description	2017	2016
Net operating loss carry forward	$347,763	$180,632
Valuation allowance	(347,763)	(180,632)
Total	$-	$-

The valuation allowance was increased by $167,131 during fiscal year ended February 28, 2017.

At February 28, 2017, the Company expected no net deferred tax assets to be recognized, resulting from net operating loss carry forwards. Deferred tax assets were offset by a corresponding allowance of 100%.

At February 28, 2017, the Company had a net operating loss ("NOL") carry forward in the amount of approximately $695,526, available to offset future taxable income through 2037. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Year of Expiration February 28,	Amount
2024	$45,644
2025	313,690
2026	156,758
2027	179,434
Total	$695,526

No income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.

NOTE 9 – CONVERTIBLE DEBT

Convertible notes payable as of February 28, 2017 and February 29, 2016, consists of the following:

Description	2017	2016
Convertible note payable dated January 11, 2017 maturing January 11, 2020 bearing interest at -% with a default rate of 18%, convertible into common stock at $1.35 per share the first 180 days and at the lesser of $1.35 per share or 65% of the second lowest closing price for the prior 20 trading days	85,000
Convertible note payable dated February 1, 2017 February 11, 2018 bearing interest at -% with a default rate of 24%, convertible into common stock at $ the lower of closing price prior closing date and 65% of the average lowest two sales price during 20days prior closing date or the closing bid price whichever is lower	90,000
Convertible note payable dated January 11, 2017 maturing January 11, 2020 bearing interest at -% with a default rate of 24%, convertible at the lesser of 65% multiple average of two lowest trading price prior the note issued date or variable conversion price 65% multiple the average two lowest trading price during 20 days prior to the conversion date	90,000
Principal balance	$265,000	$-
Less: debt discount	(265,000)	-
Less: conversions	-	-
Add: amortization of debt discount	18,955	-
Balance of convertible debt, net	18,955	-
Less: current portion	15,229	-
Long-term convertible debt, net	$3,726	$-

NOTE 10 – DERIVATIVE LIABILITIES

The Company identified the conversion features embedded within its convertible debts as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value.

Description	Amount
Derivative liabilities – February 29, 2016	$-
Add fair value at the commitment date for convertible notes issued during the current year	628,266
Less derivatives due to conversion	-
Fair value mark to market adjustment for derivatives	(324,958)

Derivative liabilities – February 28, 2017	$303,308
Less current portion	187,006
Long-term portion	116,302

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded derivative interest expenses for the year ended December 31, 2016 of $412,926.

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions during the current quarter:

Assumption	Commitment Date		Re-measurement Date

Expected dividends	-%		-%
Expected volatility	175-208%		173-195%
Expected term in years	0.75-3	Yrs.	0.68-2.87	Yrs.
Risk free interest rate:	0.83-1.47%		0.69-1.49%

NOTE 11 – DEBT DISCOUNT, ORIGINAL ISSUE DISCOUNTS AND DEBT ISSUANCE COSTS

During the quarter end March 31, 2017, the Company recorded debt discounts totaling $535,586. The debt discount amount consists of debt discount due to beneficial conversion feature, warrant, original issue cost, and debt issue cost. The Company amortized $18,955 of debt issue costs in the year ended February 28, 2017. The following is a summary of the Company's debt issue costs for the year ended February 28, 217 and February 29, 2016:

Description	2017	2016
Debt discount beginning of year	$-	$-
Additional debt discount	265,000	-
Amortization of debt discount	(18,955)	-
Debt discount, net	$246,045	$-

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Facilities
We operate our cosmetics distribution division. from business offices provided by our executive officers and we contract our warehouse and fulfilment facilities.

The LABB operates from a leased retail facility in Miami Beach, FL which lease was for a one year term form April 15, 2016 to April 14, 2017 after which it is a month to month lease.

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

NOTE 13 - EQUITY

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

In connection with the acquisition mentioned above, the Company also issued 42,000,000 warrants, each valued at $.009. These warrants were valued using a Black-Scholes model, with the following inputs:

Description	Input
Stock price	$0.01
Exercise price	$0.01
Term	10	Yrs.
Discount rate	2.28%
Volatility	100%

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
There are no options outstanding.

NOTE 14 - ACQUISITION OF THE REFLEX PRODUCTIONS, INC.

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

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing the consolidated financial statements with the Securities and Exchange Commission, the date the consolidated financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure, other than those notes below:.

We executed a promissory note payable on April 24, 2017 in the principal amount of $75,000, net of original issue discount in the amount of $7,500 receiving net proceeds of $67,500. This note matures on January 24, 2018, and bears interest at 12%. The notes bears substantial prepayment premiums of from 135% to 145% of principal and unpaid interest for any prepayment form 90 to 180 days after issuance and a prepayment penalty of 150% anytime after 180 days from issuance up to the maturity date. This note in convertible 180 days after issuance into common shares at a conversion price defined as 135% of the market price of the shares defined as the average of the two (2) trading prices during the previous twenty (20) trading days to the date of a Conversion Notice.

We executed a promissory note payable on May 3, 2017 in the principal amount of $600,000, net of original issue discount in the amount of $60,000 receiving net proceeds of $540,000. This note matures on February 11, 2018, is non-interest bearing and carries a default interest rate of 24%. The note is convertible into common shares at the lower of $1 per share or 50% of the market price of the shares (lowest trading price for 30 days preceding the conversion date.

Item 9.  Change in and Disagreement with Accountants on Accounting and Financial Disclosure

On August 3, 2015, Joey New York Inc.. (the "Registrant" or the 'Company") was notified by RBSM, LLP ("RBSM") that the firm resigned as the Registrant's independent registered public accounting firm RBSM was engaged by the Company on February 26, 2015. RBSM did not issue an audit report on the Company's financial statements.

During the period February 26, 2015 through August 3, 2015, the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM's satisfaction, would have caused them to make reference thereto in their reports on the Company's financial statements for such periods.

During the period February 26, 2015 and through August 3, 2015, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On August 3, 2015 (the "Engagement Date"), the Company engaged Thayer O'Neal Company PLLC ("Thayer O'Neal ") as its independent registered public accounting firm for the Company's fiscal year ending February 28, 2015. The decision to engage Thayer O'Neal as the Company's independent registered public accounting firm has been approved by the Company's Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Thayer O'Neal regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Thayer O'Neal concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

On February 23, 2015 the Company was notified by L.L. Bradford & Company, LLC that the firm resigned as the Company's independent registered public accounting firm.  In connection with the resignation, L.L. Bradford & Company, LLC informed the Company that it will no longer service SEC reporting companies because partners in its SEC practice moved to RBSM, LLP.

On February 26, 2015, the Company, through and with the approval of its Board of Directors, engaged RBSM LLP as its independent registered public accounting firm.

Prior to engaging RBSM LLP, the Company did not consult with RBSM LLP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by RBSM LLP on the Company's financial statements, and RBSM LLP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of L.L. Bradford regarding the Company's financial statements for the fiscal year ended February 28, 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended February 28, 2014 and during the period from February 28, 2014 to February 23, 2015, the date of the resignation, there were no disagreements with L.L. Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of L.L. Bradford would have caused it to make reference to such disagreement in its reports.

The Company provided L.L. Bradford with a copy of this report on Form 8-K prior to its filing with the Securities and Exchange Commission and requested that L.L. Bradford furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether is agrees with above statements and, if it does not agree, the respects in which it does not agree.

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

During the year ended February 29, 2017 and during the period from February 28, 2017 to May 29, 2017, the date of dismissal, there were no disagreements with Thayer O'Neal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Thayer O'Neal would have caused it to make reference to such disagreement in its reports.

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

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of the Company's internal control over financial reporting as of February 29, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, consisting of a sole officer and director at that time, concluded that, as of February 28, 2016, our internal control over financial reporting were not effective.

In response to that assessment we have made a determination that all accounting and financial reporting services should be outsources to a qualified consulting firm and we are in the process of evaluating alternative to our current provider.

We have also made the determination that we need to dedicate more of the company's current and future financial resources to this function

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended February 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Joey Chancis	50	CEO and Director
Richard Roer	74	President and Director

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

Changes in Nominating Procedures

None

Item 11.  Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the past two fiscal years ended February 29, 2017 to:

●	all individuals who served as our chief executive officer, chief financial officer or acted in a similar capacity for us at any time during the fiscal year ended February 28, 2017 and 2016 and
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

Outstanding Equity Awards

We did not have any outstanding equity awards with any of our executive officers named in the Summary Compensation Table, effective February 28, 2017.

Director Compensation

The following table sets forth compensation received by our directors in the fiscal year ended February 28, 2017.

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

We did not pay director's fees or other cash compensation for services rendered as a director in the year ended February 28, 2017 or February 29, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 29, 2017, the beneficial ownership of Joey New York, Inc. common stock by each of our directors and named executive officers, each person known to us to beneficially own more than 5% of our common stock, and by the officers and directors of the Company as a group.  Except as otherwise indicated, all shares are owned directly.  Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power (subject to applicable community property laws) and that person's address is c/o Joey New York, Inc., Trump Tower I, 16001 Collins Ave. #3202, Sunny Isles Beach, Fl 33160. Shares of Common Stock subject to options, warrants, or convertible notes currently exercisable or convertible or exercisable or convertible within 60 days after May 29, 2017 are deemed outstanding for computing the share ownership and percentage of the person holding such options, warrants, or convertible notes but are not deemed outstanding for computing the percentage of any other person.

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

During 2015, a director of the Company advanced $88,795.  During 2016, the same director advanced an additional $________.  The advances were non-interest bearing, unsecured and due on demand. As of February 28, 2017, the outstanding balance of related party advances is $461,017.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending February 28, 2017 and 2016 were: $15,000and $7,500, respectively.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending February 28, 2017 and 2016.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending February 28, 2017 and 2016.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending February 28, 2017 and 2016 were $0 and $0.

Audit Committee Pre-Approval Policies

Our Board of Directors performing as the Audit Committee by their Chair has approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending February 28, 2017.  Audit-related fees, tax fees, and all other fees, if any, were approved by the Board of Directors.

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

Joey New York, Inc.

June 13, 2017	By:	/s/ Joey Chancis
Joey Chancis
Chief Executive Officer
(Principal Executive Officer)

June 13, 2017	By:	/s/ Richard Roer
Richard Roer
President
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 13, 2017	/s/ Joey Chancis
Joey Chancis, Director
and Principal Executive Officer

Date: June 13, 2017	/s/ Richard Roer
Richard Roer, Director and Principal Financial Officer