Form 10-K/A
period 2017-02-28
JOEY NEW YORK, INC.
filed 2017-06-20
CIK 1542013

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

As of May 31, 2017, there were 28,295,352 shares of the registrant's common stock outstanding.

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

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Joey Chancis	48	CEO and Director
Richard Roer	74	President and Director

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

Joey New York, Inc.

June 20, 2017	By:	/s/ Joey Chancis
Joey Chancis
Chief Executive Officer
(Principal Executive Officer)

June 20, 2017	By:	/s/ Richard Roer
Richard Roer
President
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 20, 2017	/s/ Joey Chancis
Joey Chancis, Director
and Principal Executive Officer

Date: June 20, 2017	/s/ Richard Roer
Richard Roer, Director and Principal Financial Officer