Form 10-K/A
period 2017-02-28
JOEY NEW YORK, INC.
filed 2017-07-13
CIK 1542013

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
Yes [X]    No [   ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such  files.   Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2017, was $119,000.

As of May 31, 2017, there were 28,295,352 shares of the registrant's common stock outstanding.

Joey New York, Inc.

EXPLANATORY NOTE

This Amendment No. 2 to the Form 10-K (this "Amendment") amends the Annual Report on Form 10-K of Joey New York, Inc. for the period ended February 28, 2017 for the sole purpose of adding Exhibit 101 to this report which provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

NOTE 9 – CONVERTIBLE DEBT

Convertible notes payable as of February 28, 2017 and February 29, 2016, consists of the following:

Description	2017	2016
Convertible note payable dated January 11, 2017 maturing January 11, 2020 bearing interest at -% with a default rate of 18%, convertible into common stock at $1.35 per share the first 180 days and at the lesser of $1.35 per share or 65% of the second lowest closing price for the prior 20 trading days.	85,000	-
Convertible note payable dated February 1, 2017 February 11, 2018 bearing interest at -% with a default rate of 24%, convertible into common stock at $ the lower of closing price prior closing date and 65% of the average lowest two sales price during 20days prior closing date or the closing bid price whichever is lower.	90,000	-
Convertible note payable dated January 11, 2017 maturing January 11, 2020 bearing interest at -% with a default rate of 24%, convertible at the lesser of 65% multiple average of two lowest trading price prior the note issued date or variable conversion price 65% multiple the average two lowest trading price during 20 days prior to the conversion date.	90,000	-
Principal balance	$265,000	$-
Less: debt discount	(265,000)	-
Less: conversions	-	-
Add: amortization of debt discount	18,955	-
Balance of convertible debt, net	18,955	-
Less: current portion	15,229	-
Long-term convertible debt, net	$3,726	$-

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

Joey New York, Inc.

July 13, 2017	By:	/s/ Joey Chancis
Joey Chancis
Chief Executive Officer
(Principal Executive Officer)

July 13, 2017	By:	/s/ Richard Roer
Richard Roer
President
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2017	/s/ Joey Chancis
Joey Chancis, Director
and Principal Executive Officer

Date: July 13, 2017	/s/ Richard Roer
Richard Roer, Director and Principal Financial Officer