Form 10-Q
period 2017-05-31
JOEY NEW YORK, INC.
filed 2017-08-04
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of May 31, 2017 was 28,370,352 shares of common stock.

NOTE THAT THIS FORM 10-Q IS INITIALLY BEING FILED WITHOUT REVIEW BY THE COMPANY'S INDEPENDENT REGISTERED ACCOUNTING FIRM

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Joey New York, Inc.
Financial Statements
For the Three Months Ended May 31, 2017

Joey New York, Inc.
Balance Sheet
At May 31, 2017 and February 28, 2017
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

	May 31, 2017	February 28, 2017
Assets
Current assets
Cash and cash equivalents	$126,306	$25
Accounts receivable, net	-	275
Inventory	85,568	143,826
Total current assets	211,874	144,126
Property and equipment, net	25,014	18,877
Deposits	3,000	-
Total assets	$239,888	$163,003

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$461,354	$458,214
Accrued liabilities	638,109	709,564
Shareholder advances – related party	663,042	579,580
Note payable	150,000	-
Notes payable – related party	3,000,000	3,000,000
Current portion of derivative liabilities	1,009,238	-
Current maturities of convertible debt	100,232	-
Total current liabilities	6,021,975	4,747,359
Derivative liability	181,799	303,308
Convertible note payable, net	10,868	18,955
Total liabilities	6,214,642	5,069,621

Commitments and Contingencies

Stockholder's deficit
Common stock, $0.001 par value; 500,000,000 shares authorized; 28,270,352 and 28,045,352 shares issued and outstanding	28,270	28,045
Additional paid in capital	(1,864,049)	(2,266,265)
Accumulated deficit	(4,138,975)	(2,668,398)
Total stockholder's deficit	(5,974,754)	(4,906,618)
Total liabilities and stockholder's equity	$239,888	$163,003

The Accompanying Notes are an Integral Part of These Financial Statements
See Accountant's Report

Joey New York, Inc.
Consolidated Statements of Operations
For the periods ended May 31, 2017 and May 31, 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

	May 31, 2017	May 31, 2016
Revenues	$142,409	$143
Cost of sales	70,448	43

Gross margin	71,961	100

Operating expenses	564,111	44,482

Loss from operations	(492,150)	(44,382)

Other (expense)
Interest expense	(47,733)	(44,114)
Debt discount amortization	(128,203)	-
Derivative interest expense	(802,491)	-
Total other income expense	(978,427)	(44,114)
Loss before income taxes	(1,470,577)	(88,496)

Provision (benefit) for income taxes	-	-

Net loss	$(1,470,577)	$(88,495)

Basic and diluted loss per share	$(0.05)	$(247.89)

Weighted average shares outstanding	28,515,352	357

The Accompanying Notes are an Integral Part of These Financial Statements
See Accountant's Report

Joey New York, Inc.
Consolidated Statements of Stockholders' Deficit
For the period ended May 31, 2017
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

	Common
Description	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders Deficit
Balance February 28, 2017	28,045,352	$28,045	$(2,266,265)	$(2,668,398)	$(4,906,618)
Stock issued for services	100,000	100	120,900	-	121,000
Stock issuance associated with notes	125,000	125	166,625	-	166,750
Convertible notes issuance	-	-	114,691	-	114,691
Net loss	-	-	-	(1,470,577)	(1,470,577)
Balance May 31, 2017	28,270,352	$28,270	$(1,864,049)	$(4,138,975)	$(5,974,754)

The Accompanying Notes are an Integral Part of These Financial Statements
See Accountant's Report

Joey New York, Inc.
Consolidated Statements of Cash Flows
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

Cash flows from operating activities	May 31, 2017	May 31, 2016
Net loss attributable to shareholders of Joey New York	$(1,470,577)	$(88,495)
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,941	462
Amortization of debt discount	128,203
Changes in operating assets and liabilities:
Share based compensation	120,900
Derivability liability	887,729
Convertible note payables	(75,877)
Accounts receivable	275	(143)
Inventory	58,258	43
Accounts payable	3,140	(42,613)
Accrued expenses	12,007	77,451
Net cash used in operating activities	(334,001)	(53,296)
Cash flows from investing activities
Purchases of property and equipment	(8,078)	(2,475)
Deposits	(3,000)	-
Net cash used in investing activities	(11,078)	(2,475)
Cash flows from financing activities
Proceeds from the sale of common stock	216,725	39,000
Proceeds from note payables	150,000	11,250
Proceeds from convertible note payables	104,635	-
Net cash from financing activities	471,360	50,250
Net change in cash and cash equivalents	126,281	(5,521)
Cash and cash equivalents, beginning of period	25	7,903
Cash and cash equivalents, end of period	$126,306	$2,382

Supplemental disclosure of cash flow information
Interest paid	$-	$2,631
Income taxes paid	$-	$-
Supplemental disclosures of non-cash transitions:
Stock subscription receivable	$-	$1,000

The Accompanying Notes are an Integral Part of These Financial Statements
See Accountant's Report

Joey New York, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

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
NOTE 2 - BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2017, are not necessarily indicative of the results that may be expected for the year ending February 28, 2018.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017, as filed with the Securities and Exchange Commission ("SEC") on July 13, 2017.
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

Joey New York, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY
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
Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2017 and 2016.  Due to net operating loss, there is no presentation of dilutive earnings per share, as it would be anti-dilutive. As of August 31, 2017, the Company had dilutive potential common shares due to convertible notes.
COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2017.
RECENTLY ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements issued by the FASB (Accounting Standards Update, including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.
DEBT ISSUANCE COSTS
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted ASU No.2015-03 regarding the presentation of debt issuance cost from fiscal year 2016.

Joey New York, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  For the three months ended May 31, 2017 the Company has incurred a loss from operations of $1,333,004. The Company has a history of losses resulting in an accumulated deficit of $3,997,902 as of May 31, 2017.    The Company has negative working capital, in the amount of $4,700,631, as of May 31, 2017.  The Company intends to fund operations and continuing product development through debt and equity financing arrangements, which efforts may be insufficient to fund its capital expenditures, working capital and other cash requirements.  The Company cannot be certain that it will be successful in its efforts to attain such capital or that the terms of capital will be at acceptable terms.
These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - PROPERTY AND EQUIPMENT
Property consists of equipment purchased for the production of revenues.  As of May 31, 2017, and February 28, 2017:
Description	May 31, 2017	February 28, 2017
Property and equipment	$38,647	$30,568
Less accumulated depreciation	13,633	11,692
Property and equipment, net	$25,014	$18,877

Depreciation for the three months ending May 31, 2017 and 2016 was $1,914 and $462, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS
The Company's management has advanced funds and has made payments on behalf of the Company for meeting obligations.  These accumulated advances have been formalized by demand notes payable and accrue interest at 2.6%.  The Company is indebted to its two majority shareholders for an aggregate amount of $628,379 and $628,379, as of May 31, 2017 and February 28, 2017, respectively.

Joey New York, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

NOTE 7 - RELATED PARTY NOTES PAYABLE
On May 12, 2014, in accordance with the acquisition agreement, the Company issued promissory notes payable for a total of $3,000,000 to its two majority shareholders. The terms of the notes (2, each at $1,500,000) are at a stated interest rate of 5% and are due on demand
.
NOTE 8 – CONVERTIBLE DEBT
Convertible notes payable as of May 31, 2017 and February 28, 2017 consists of the following:
Description	5/31/2017	2/28/2017
Peak One Opportunity Fund matures January 11, 2020 bears interest at 0% coupon, default rate 18%, convertible at $1.35 prior 180 days and lesser of $1.35 or 65% of the second lowest closing price prior 20 Days trading days. The Company is in default of this agreement.	$85,000	$-
EMA Financial. LLC matures February 2, 2018 bears interest at 0% coupon rate, default rate 24%, convertible at the lower of closing price prior closing date and 65% of the average lowest two sales price during 20days prior closing date or the closing bid price whichever is lower. The Company is in default of this agreement.	90,000	-
Auctus Fund matures November 2, 2017 bears interest at 0% coupon rate, default rate 24%, convertible at the lesser of 65% multiple average of two lowest trading price prior the note issued date or variable conversion price 65% multiple the average two lowest trading price during 20 days prior to the conversion date. The Company is in default of this agreement.	90,000	-
JSJ matures on January 24, 2018 bears interest at 12% coupon rate, default rate 18%, convertible at 65% multiple average 2 lowest trading prices during previous 20 days prior conversion (after 180 days). The Company is in default of this agreement.	75,000	-
EMA Financial matures on May 3, 2018 bears interest at 0% coupon rate, default rate 24%, convertible at the lower of the current market price and 65% of Average of 2 lowest sales price for 20 days prior to conversion. The Company is in default of this agreement.	159,000	-
Tangiers Global matures on January 24, 2018 bears interest at 10% coupon rate, default rate 20%, convertible at $ 1 per share. The Company is in default of this agreement.	137,500	-

Joey New York, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

Description	5/31/2017	2/28/2017
Auctus Fund matures February 5, 2018 bears interest at 0% coupon rate, default rate 24%, convertible at the lesser of 65% multiple average of two lowest trading price prior the note issued date or variable conversion price 65% multiple the average two lowest trading price during 20 days prior to the conversion date. The Company is in default of this agreement.	151,600	-
Convertible note payable dated January 11, 2017 maturing January 11, 2020 bearing interest at -% with a default rate of 18%, convertible into common stock at $1.35 per share the first 180 days and at the lesser of $1.35 per share or 65% of the second lowest closing price for the prior 20 trading days	-	85,000
Convertible note payable dated February 1, 2017 February 11, 2018 bearing interest at -% with a default rate of 24%, convertible into common stock at $ the lower of closing price prior closing date and 65% of the average lowest two sales price during 20days prior closing date or the closing bid price whichever is lower	-	90,000
Convertible note payable dated January 11, 2017 maturing January 11, 2020 bearing interest at -% with a default rate of 24%, convertible at the lesser of 65% multiple average of two lowest trading price prior the note issued date or variable conversion price 65% multiple the average two lowest trading price during 20 days prior to the conversion date	-	90,000
Total	$788,100	$265,000
Less: debt discount	(777,750)	(265,000)
Less: debt issue cost	(37,900)	-
Less: conversions	-	-
Add: amortization of debt discount	138,649	18,955
Balance of convertible debt, net	111,099	18,955
Less: current portion	100,232	15,229
Long-term convertible debt, net	$10,868	$3,726

NOTE 9 – DERIVATIVES LIABILITIES
The Company identified the conversion features embedded within its convertible debt as financial derivatives. The Company has determined that the embedded conversion option should be accounted for at fair value. The following schedule shows the change in fair value of the derivative liabilities for the three month period ended May 31, 2017:
Description	Amount
Derivative liabilities - February 28, 2017	$303,308
Add fair value at the commitment date for convertible notes issued during the current quarter	410,343
Less derivatives due to conversion	-
Fair value mark to market adjustment for derivatives	477,386
Derivative liabilities - May 31, 2017	1,191,037
Less: current portion	1,009,238
Long-term derivative liabilities	$181,799

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions during the current quarter:
Assumption	Commitment	Re-measurement
	Date	Date
Expected dividends:	0%	0%
Expected volatility:	156%~208%	165%~203%
Expected term (years):	0.75~3 years	0.42~2.61 years
Risk free interest rate:	0.83%~1.47%	1.08%-1.44%

Joey New York, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

NOTE 10 – DEBT DISCOUNT, ORIGINAL ISSUE DISCOUNTSS AND DEBT ISSUANCE COSTS
During the quarter end May 31, 2017, the Company recorded debt discounts totaling $550,650. The debt discount amount consists of debt discount due to beneficial conversion features, warrants, original issue cost, and debt issue cost. The Company amortized $128,203 of debt discount in the three-month period ended May 31, 2017.
Description	Amount
Debt discount - February 28, 2017	246,045
Additional Debt discount	$559,159
Accumulated amortization of debt discount	(128,203)
Debt discount - net	677,001
Current Debt discount - net	602,868
Non-current debt discount - net	$74,132

NOTE 11 - EQUITY
The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock and 100,000,000 shares of preferred stock.
The Company completed a subsidiary merger which effectuated a reverse stock split at the ratio of 1 share for 200 shares effective on August 1, 2016, which was subsequently made effective on the Company's stock market by the Financial Industry Regulatory Authority ("FINRA"). All shares have been retroactively restated in these financial statements to account for this reverse split.
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

Joey New York, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

In May 2017, the Company issued warrants associated with 3 notes: Tangiers Global, EMA Financial, LLC, and Actus Fund:
Description	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, Feb 28, 2017	-	$-	-
Granted	201,342	1.27	5.00
Exercised	-	-	-
Canceled/Forfeited	-	-	-
Balance, May 31, 2017	201,342	$1.27	5.00

NOTE 12 – SEGMENT DISCLOSURES
Management evaluates operations in terms of three separate segments, sales of cosmetics, medical procedures and general corporate overhead. Medical procedures are further segmented by geographical location although for the three-month period ended May 31, 2017 there was only one significant location through which medical facilities were provided.
Prior to the acquisition of the LABB or August 11, 2016 there was only one operating segment.
Revenue, cost of revenue and general and administrative expenses for the three-month period ended May 31, 2017 are detailed as follows:
Description	LABB	RAR	Total
Revenue	$142,684	$(275)	$142,409
Cost of revenue	70,448	-	70,448
General and administrative expenses	261,116	165,421	426,537
Other expense	-	978,427	978,427
Net loss	$(188,880)	$(1,144,124)	$(1,333,004)

Assets, liabilities and equity accounts by segment as of May 31, 2017 are detailed as follows:
Description	LABB	RAR	Total
Asset	$113,884	$634,054	$747,938
Liability	699,137	6,012,542	6,711,679
Equity	$585,253	$5,378,489	$5,963,742

Joey New York, Inc.
Notes to Consolidated Financial Statements
For the Three Months ended May 31, 2017 and 2016
(Unaudited and Without Review by the Company's Independent Registered Accounting Firm)

NOTE 13 - COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.
Related Party
The controlling shareholders have pledged support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties in the immediate future, in order to meet its current obligations, until such time that revenues are generated to meet all current obligations or until such time that adequate capital is raised for its growth plans.
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

NOTE 14- SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Joey New York, Inc. was incorporated under the laws of the State of Nevada as Pronto Corp. on December 22, 2011.  Our registration statement was filed with the Securities and Exchange Commission on April 26, 2012 and was declared effective on August 27, 2012.  Effective August 27, 2013, the Board of Directors approved a name change to Joey New York, Inc.  On May 12, 2014, the Company merged with a Florida limited liability company, RAR Beauty, LLC, which distributes natural skin care and beauty products on the wholesale and retail levels and operates under the name of Joey New York and with Pronto Corp a registered company.  The Company accounted for the acquisition as a reverse merger whereby, the operations of RAR Beauty, LLC is the continuing entity for financial reporting purposes and the former members of RAR Beauty, LLC own approximately 75% of the Company.

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

RESULTS OF OPERATION

Three months ending May 31, 2017 and May 31, 2016:

Revenues were $142,409 and $143 for the three-month periods ending May 31, 2017 and 2016, respectively.  Our gross profit was $71,961 and $100 for the three months ended May 31, 2017 and 2016, respectively.  Fluctuations in our profit margins will be due to product mix and minor increases in our product costs.

During the three-month periods ended May 31, 2017, we incurred $426,537 in operating expenses compared to $44,382 for the three-month period ended May 31, 2016.  The increase primarily results from increased marketing expenses related to the opening of our new clinic.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2017, our current assets were $211,874, of which $126,306 was in cash.   We do not believe that we have sufficient cash to meet our current obligations for the near term and will require additional advances from our majority shareholders or through traditional financial institutions or capital through the sale of our common stock or sale of other types of equity or debt.   As of May 31, 2017, our working capital deficit was $4,700,631.

Cash Flows
We have not generated positive cash flows from operating activities.  For the three months ended May 31, 2017, net cash flows used in operating activities was $334,001.

We also used cash for financing activities of $471,360 for the three-month period ended May 31, 2017 compared to $50,250 for the comparable period of the prior year.

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

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings

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

Item 1A    - Risk    Factors

Not required for Smaller Reporting Companies.

Item 2   - Unregistered Sales of Equity Securities and Use of Proceeds

In May 2017, the Company issued warrants associated with three notes: Tangiers Global, EMA Financial, LLC, and Actus Fund:

Description	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, Feb 28, 2017	-	$-	-
Granted	201,342	1.27	5.00
Exercised	-	-	-
Canceled/Forfeited	-	-	-
Balance, May 31, 2017	201,342	$1.27	5.00

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

Joey New York, Inc.

Date: August 3, 2017	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: August 3, 2017	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer