Form 10-Q/A
period 2017-05-31
JOEY NEW YORK, INC.
filed 2017-11-01
CIK 1542013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
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

NOTE THAT THIS AMENDMENT NO. 1 TO THE FORM 10-Q IS BEING FILED SOLELY TO SUPPLEMENT AND AMENDMENT NOTE 8 TO THE FINANCIAL STATEMENTS CONTAINED HEREIN.

Note 8 to the Notes to the Financial Statements is hereby amended to supplement as follows:
NOTE 8 – CONVERTIBLE DEBT
Convertible notes payable as of May 31, 2017 and February 28, 2017 consists of the following:

Description	5/31/2017	2/28/2017

Peak One Opportunity Fund matures January 11, 2020 bears interest at 0% coupon, default rate 18%, convertible at $1.35 prior 180 days and lesser of $1.35 or 65% of the second lowest closing price prior 20 Days trading days. The Company is in default of this agreement.	$85,000	$-

EMA Financial. LLC matures February 2, 2018 bears interest at 0% coupon rate, default rate 24%, convertible at the lower of closing price prior closing date and 65% of the average lowest two sales price during 20days prior closing date or the closing bid price whichever is lower. The Company is in default of this agreement.	90,000	-

Salamon Brothers LLC matures June 27, 2017 bears interest at 12%, convertible at market closing bid discount of 50% if converting at less than 5 days of average trading volume, 60% if converting at more than 5 days of the average trading volume and 65% if converting at more than 10 days of the average trading volume	52,500	-

Auctus Fund matures November 2, 2017 bears interest at 0% coupon rate, default rate 24%, convertible at the lesser of 65% multiple average of two lowest trading price prior the note issued date or variable conversion price 65% multiple the average two lowest trading price during 20 days prior to the conversion date. The Company is in default of this agreement.	90,000	-

JSJ matures on January 24, 2018 bears interest at 12% coupon rate, default rate 18%, convertible at 65% multiple average 2 lowest trading prices during previous 20 days prior conversion (after 180 days). The Company is in default of this agreement.	75,000	-

EMA Financial matures on May 3, 2018 bears interest at 0% coupon rate, default rate 24%, convertible at the lower of the current market price and 65% of Average of 2 lowest sales price for 20 days prior to conversion. The Company is in default of this agreement.	159,000	-

Tangiers Global matures on January 24, 2018 bears interest at 10% coupon rate, default rate 20%, convertible at $ 1 per share. The Company is in default of this agreement.	137,500	-

Tangiers Global matures on January 24, 2018 bears interest at 10% coupon rate, default rate 20%, convertible at $ 1 per share. The Company is in default of this agreement.	50,000	-

Auctus Fund matures February 5, 2018 bears interest at 0% coupon rate, default rate 24%, convertible at the lesser of 65% multiple average of two lowest trading price prior the note issued date or variable conversion price 65% multiple the average two lowest trading price during 20 days prior to the conversion date. The Company is in default of this agreement.	151,600	-

Power Up Lending Group Ltd matures April 30, 2018 bearing interest at 12% convertible at 65% of the lowest trading price during the previous 15 trading days	$63,000	$-

Item 6. EXHIBITS

Exhibits:

Number	Description

31.1	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joey New York, Inc.

Date: November 1, 2017	By:	/s/ Joey Chancis
Joey Chancis, CEO
Principal Executive Officer

Date: November 1, 2017	By:	/s/ Richard Roer
Richard Roer, President
Principal Financial Officer